Form 10-Q
period 2021-09-30
Knightscope, Inc.
filed 2022-03-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 024-11680

Knightscope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2482575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1070 Terra Bella Avenue

Mountain View, CA 94043

(Address of Principal Executive Offices)

(650) 924-1025

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A Common Stock, par value $0.001 per share	KSCP	Nasdaq Global Market

As of March 4, 2022, there were 23,716,098 of the registrant’s Class A common stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, including projections of our future financial performance, our business strategy and plans, market growth, our objectives for future operations, industry trends, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. Words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products and product candidates will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital, our rolling closes of equity infusions for our financings, and the availability of future financing;
●	Unpredictable events, such as the COVID-19 pandemic, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, ("the SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic on economic conditions and the physical security industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Knightscope" refer to Knightscope, Inc., unless the context requires otherwise.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$9,670	$7,057
Restricted cash	100	100
Accounts receivable (net of allowance for doubtful accounts $250 and $279 as of September 30 2021 and December 31, 2020, respectively)	971	874
Prepaid expenses and other current assets	1,109	757
Total current assets	11,850	8,788

Autonomous Security Robots, net	2,874	2,290
Property, equipment and software, net	111	22
Operating lease right-of-use-assets	1,220	1,624
Other assets	78	220

Total assets	$16,133	$12,944

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$564	$232
Accrued expenses	425	864
Deferred revenue	859	522
Debt obligations	5,598	—
Operating lease liabilities	625	560
Preferred stock warrant liability	1,319	—
Other current liabilities	642	460
Total current liabilities	10,032	2,638

Debt obligations	—	4,579
Preferred stock warrant liabilities	16,675	5,617
Operating lease liabilities	657	1,133
Total liabilities	27,364	13,967

Commitments and contingencies (Note 9)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of September 30, 2021 and December 31, 2020; 27,626,264 and 25,770,360 shares issued and outstanding as of September 30 2021 and December 31, 2020, respectively; aggregate liquidation preference of $93,261 as of September 30, 2021	82,258	65,162

Stockholders' deficit:
Class A common stock, $0.001 par, 114,000,000 shares authorized as of September 30 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.001 par, 30,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 10,189,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	10	10
Additional paid-in capital	3,928	3,051
Accumulated deficit	(97,427)	(69,246)
Total stockholders' deficit	(93,489)	(66,185)
Total liabilities, preferred stock and stockholders’ deficit	$16,133	$12,944

(1)The condensed balance sheet as of December 31, 2020 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue, net	$784	$720	$2,561	$2,358
Cost of revenue, net	1,309	1,299	3,826	3,485
Gross loss	(525)	(579)	(1,265)	(1,127)

Operating expenses:
Research and development	1,238	986	3,894	2,284
Sales and marketing	697	1,718	7,327	4,557
General and administrative	1,534	628	3,199	1,608
Total operating expenses	3,469	3,332	14,420	8,449

Loss from operations	(3,994)	(3,911)	(15,685)	(9,576)

Other income (expense):
Interest expense, net	(858)	(699)	(1,992)	(1,782)
Change in fair value of warrant liabilities	—	—	(10,737)	(2,424)
Other income, net	(43)	15	778	47
Total other income (expense)	(901)	(684)	(11,951)	(4,159)

Net loss before income tax expense	(4,895)	(4,595)	(27,636)	(13,735)
Income tax benefit (expense)	—	(3)	—	(4)
Net loss	(4,895)	(4,598)	(27,636)	(13,739)
Preferred stock dividends	(186)	(165)	(545)	(485)
Net loss attributable to common stockholders	$(5,081)	$(4,763)	$(28,181)	$(14,224)
Basic and diluted net loss per common share	$(0.50)	$(0.47)	$(2.77)	$(1.40)
Weighted average shares used to compute basic and diluted net loss per share	10,189,000	10,189,000	10,189,000	10,186,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at June 30, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,487	1,575,586	$11,312	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$2,720	$(58,708)	$(55,978)

Stock based compensation																			105		105

Stock options exercised																	—	—	—		—

Issuance of Series s Preferred stock, net of issuance costs									1,886,660	13,566											—

Series m‑4 accrued dividend								165												(165)	(165)

Net loss																				(4,598)	(4,598)

Balance at September 30, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,652	3,462,246	$24,878	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$2,825	$(63,471)	$(60,636)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2019	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,167	781,870	$5,604	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,179,000	$10	$2,529	$(49,247)	$(46,708)

Stock based compensation																			293		293

Stock options exercised																	10,000	$—	3		3

Issuance of Series s Preferred stock, net of issuance costs									2,680,376	19,274											—

Series m‑4 accrued dividend								485												(485)	(485)

Net loss																				(13,739)	(13,739)

Balance at September 30, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,652	3,462,246	$24,878	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$2,825	$(63,471)	$(60,636)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at June 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,185	5,567,171	$43,522	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$3,523	$(92,346)	$(88,813)

Stock based compensation																			405		405

Warrants expired																			—		—

Stock options exercised

Issuance of Series s Preferred stock, net of issuance costs									19,981	164											—

Series m‑4 accrued dividend								186												(186)	(186)

Net loss																				(4,895)	(4,895)

Balance at September 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,371	5,587,152	$43,686	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$3,928	$(97,427)	$(93,489)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,826	3,731,248	$27,135	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$3,051	$(69,246)	$(66,185)

Stock based compensation																			863		863

Warrants expired																			14		14

Stock options exercised

Issuance of Series s Preferred stock, net of issuance costs									1,855,904	16,551											—

Series m-4 accrued dividend								545												(545)	(545)

Net loss																				(27,636)	(27,636)

Balance at September 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,371	5,587,152	$43,686	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	$3,928	$(97,427)	$(93,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(27,636)	$(13,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,141	1,012
Stock compensation expense	863	293
Change in fair value of warrant liabilities	10,737	2,424
PPP loan and interest forgiveness	(832)	—
Amortization of debt discount	1,378	679
(Gain) loss from damage of Autonomous Security Robots	5	(1)
Changes in operating assets and liabilities:
Accounts receivable	(97)	6
Prepaid expenses and other current assets	(352)	(38)
Other assets	142	—
Accounts payable	332	(793)
Accrued expenses	34	191
Deferred revenue	337	18
Other current and noncurrent liabilities	329	(118)
Net cash used in operating activities	(13,619)	(10,066)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,712)	(439)
Purchase of property and equipment	(107)	—
Net cash used in investing activities	(1,819)	(439)

Cash Flows From Financing Activities
Proceeds from stock options exercised	—	3
Proceeds from issuance of Series S Preferred Stock, net of issuance costs	16,551	19,274
Proceeds for the issuance of convertible notes, net of issuance costs	1,500	778
Principal repayments on loan payable	—	(909)
Proceeds from issuance of loans payable, net of origination costs	—	1,098
Net cash provided by financing activities	18,051	20,244
Net change in cash and cash equivalents	2,613	9,739
Cash, cash equivalents and restricted cash at beginning of the period	7,157	709
Cash, cash equivalents and restricted cash at end of the period	$9,770	$10,448
Supplemental Disclosure of Cash Flow Information
Cash paid for interest during the year	$—	$759
Cash paid for income taxes	$—	$4

Supplemental Disclosure of Non-Cash Financing Activities
Forfeiture of security deposit for debt	$—	$242
Issuance of Series S Preferred Stock warrant	$1,654	$455
PPP loan and interest forgiveness	832	—
Series m-4 accrued dividend	$545	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the “Company”), was incorporated on April 4, 2013 under the laws of the State of Delaware.

The Company designs, develops, builds, deploys, and supports advanced physical security technologies. The Knightscope solution to reducing crime combines the physical presence of its proprietary Autonomous Security Robots (“ASRs”) with real-time on-site data collection and analysis and a user interface. Two of the Company’s ASRs, the outdoor “K5” and the indoor “K3”, autonomously patrol client sites without the need for remote control to provide a visible, force multiplying, physical security presence to help protect assets, monitor changes in the environment and deter crime. They gather real-time data using a large array of sensors. The data is accessible through the Knightscope Security Operations Center (“KSOC”), an intuitive, browser-based interface that enables security professionals and law enforcement officers to review events generated, allowing them to have their eyes, ears, and voice on the ground 24/7/365 in multiple locations at the same time.

Basis of Presentation and Liquidity

These unaudited condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed balance sheet as of December 31, 2020 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to the expected for the year ending December 31, 2021 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 1-K  for the year ended December 31, 2020, filed with the SEC on April 30, 2021. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software).

Cash and cash equivalents on hand were $9.7 million as of September 30, 2021, compared to $7.1 million as of December 31, 2020. The Company has historically incurred losses and negative cashflows from operations. As of September 30, 2021, the Company also had an accumulated deficit of approximately $97.4 million and stockholders’ deficit of $93.5 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. On April 20, 2021, the Company secured up to $10 million in financing of Client Machine-as-a-Service (“MaaS”) subscriptions. The Company’s Regulation A Offering terminated on April 21, 2021, generating additional cash proceeds, net of issuance costs, of approximately $18.8 million. Subsequent to September 30, 2021, as disclosed in Note 10 - Subsequent Events, in connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A Common Stock and generating net proceeds of approximately $20.2 million. As the Company did not raise the full offering amount, management's plans include seeking additional financing activities such as issuances of equity, issuances of debt and convertible debt instruments. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing and is pursuing opportunities to obtain additional financing in the future through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. These condensed financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Basic and Diluted Net Loss per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock are entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the Dividend Rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each Dividend Period on the applicable Dividend Payment Date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s convertible preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference to common stock and do not have a contractual obligation to share in the losses of the Company. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share consist of the following:

	September 30,	September 30,
	2021	2020
Series A Preferred Stock (convertible to Class B common stock)	8,936,015	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	4,653,583	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	5,339,215	5,339,215
Series m-2 Preferred Stock (convertible to Class B common stock)	1,660,756	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	16,757	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	1,432,786	1,432,786
Series s Preferred Stock (convertible to Class A common stock)	5,587,152	3,462,246
Warrants to purchase common stock (convertible to Class B common stock)	121,913	121,913
Warrants to purchase Series B (convertible to Class B common stock)	53,918	53,918
Warrants to purchase of Series m-1 (convertible to Class A common stock)	266,961	266,961
Warrants to purchase of Series m-3 (convertible to Class A common stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A common stock)	2,825,714	2,387,590
Convertible Notes	2,651,428	1,109,488
Stock options	9,019,814	9,019,814
Total potentially dilutive shares	43,998,798	39,893,828

As all potentially dilutive securities are anti-dilutive as of September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three-and nine-month periods ended September 30, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs and property and equipment, certain estimates required within revenue recognition, estimating fair values of Company’s common stock, share-based awards and warrant liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the financial statements.

Accounting Pronouncements Adopted in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments, and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance also requires franchise tax (or similar tax) to be recognized as non-income tax unless partially based on net income. The new standard becomes effective for annual reporting periods beginning after December 15, 2020 for public entities and December 31, 2021 for all other entities, and interim periods within those fiscal years with early adoption permitted. On January 1, 2021, the Company early adopted ASU 2019-12. The adoption of ASU 2019-12 did not have a material impact on the company’s condensed financial statements.

Recent Accounting Pronouncements Not Yet Effective

In September 2016, the FASB released ASU No. 2016-13, Financial Instruments – Credit Losses. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable. ASU 2016-03 is effective for fiscal years for public business entities beginning after December 15, 2022. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update is to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of adoption on its financial statements.

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $61 and $21, depreciation expense of finished ASRs included in sales and marketing expense amounted to $53 and $55, and depreciation expense included in cost of revenue, net amounted to $1,013 and $904 for the nine months ended September 30, 2021 and 2020, respectively.

ASRs, net, consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$853	$596
ASRs in progress	802	133
Finished ASRs	7,003	6,217
	8,658	6,946
Accumulated depreciation on Finished ASRs	(5,784)	(4,656)

ASRs, net	$2,874	$2,290

The components of the Finished ASRs, net at September 30, 2021 are as follows:

ASRs on lease or available for lease	$5,511
Demonstration ASRs	635
Research and development ASRs	567
Charge boxes	290
7,003
Less: accumulated depreciation	(5,784)
Finished ASRs, net	$1,219

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an initial public offering (“IPO”). Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

The Company issued common stock warrants in connection with the execution of a certain debt financing during the year ended December 31, 2015. Common stock warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of these common stock warrants is determined using the Black-Scholes option-pricing model.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Update 718, Compensation - Stock Compensation, which requires that the estimated fair value on the date of grant be recognized over the requisite service period of the awards, which is generally the option vesting period. Stock-based awards made to nonemployees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. For awards with graded vesting, the Company recognizes stock-based compensation expense over the service period using the straight-line method, based on shares ultimately expected to vest. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

NOTE 2: Revenue and Deferred Revenue

Revenue Recognition

The Company derives its revenues primarily from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts under the lease accounting that typically have a twelve (12) month term. In addition, the Company derives non-lease revenue items such as professional services related to ASRs’ deployments, special decals and training if any, recognized when control of these services is transferred to the Clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a client;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenue as follows:

ASR subscription revenue

ASR subscription revenue is generated from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts that typically have 12-month terms. These revenue arrangements adhere to lease accounting guidance and are classified as leases for revenue recognition purposes. Currently, all revenue arrangements qualify as operating leases where consideration allocated to the lease deliverables is recognized ratably over the lease term.

Deferred revenue

In connection with the Company’s MaaS subscription for the Company’s ASRs, the Company’s standard billing terms are annual in advance. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period. In addition, the Company refers certain transactions to Dimension, whereby Dimension advances the full value of the MaaS subscription to the Company, less a processing fee. The advanced payment is recorded in deferred revenue and amortized over the term of the subscription once the ASR is delivered to the deployment site. See “Liquidity and Capital Resources”.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a twelve (12) month term.

With the adoption of ASC 606 in January 2019, the Company estimates its revenue in the periods in which the licensee uses the licensed technology. Payments are received in the subsequent period.

The following table summarizes revenue by timing of recognition:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Point in time	$16	$15
Transferred over time	768	705
	$784	$720

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Point in time	$2	$—
Transferred over time	2,559	2,358
	$2,561	$2,358

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows for the period ended September 30, 2021:

September 30, 2021
Deferred revenue - short term	$859
Revenue recognized in the nine months ended related to amounts included in deferred revenue as of January 1, 2021	$250

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Other revenue

Other non-ASR related revenue such as deployment services, decals, shipping, and training revenue is recognized when services are delivered.

NOTE 3: Fair Value Measurement

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liabilities. The inputs used in estimating the fair value of the warrant liabilities are described in Note 6 -- Capital Stock and Warrants.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2021 and December 31, 2020, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$310	$—	$—	$310
Warrant liability – Series m-1 Preferred Stock	$1,319	$—	$—	$1,319
Warrant liability – Series m-3 Preferred Stock	$5,990	$—	$—	$5,990
Warrant liability – Series S Preferred Stock	$10,375	$—	$—	$10,375

	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash equivalents:
Money market funds	$4,423	$4,423	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$88	$—	$—	$88
Warrant liability – Series m-1 Preferred Stock	$315	$—	$—	$315
Warrant liability – Series m-3 Preferred Stock	$1,219	$—	$—	$1,219
Warrant liability – Series S Preferred Stock	$3,995	$—	$—	$3,995

During the nine-month periods ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the nine-month periods ended September 30, 2021 and 2020, which were measured at fair value on a recurring basis:

	September 30,	September 30,
Warrant liability	2021	2020
Beginning Balance	$5,617	$2,247
Initial fair value of Series s Preferred Stock warrants issued	1,654	455
Revaluation of Series B, m-1, m-3 and s Preferred Stock warrants	10,737	2,424

Expired warrants	(14)	—
Ending Balance	$17,994	$5,126

NOTE 4:  Debt Obligations

Term Loan Agreement

In May 2018, the Company entered into a term loan agreement which allowed for individual term loans to be drawn in amounts totaling up to $3,500 until January 10, 2019 (the “Loan Agreement”). Each individual term loan called for 18 equal monthly payments of principal plus accrued interest which would fully amortize the term loan. Outstanding borrowings under the term loan agreement bear interest at 1.75% above the prime rate per annum. Only one individual term loan in the amount of $425 was drawn by the Company in May 2018. The loan was fully repaid in February 2019.

A warrant for 77,413 shares of Class B Common Stock was also issued to the lender in conjunction with the Loan Agreement and remains outstanding as of September 30, 2021.

Financing Arrangement

On February 28, 2019, the Company entered into a financing arrangement with Farnam Street Financial (“Farnam”) for $3,000 (“Financing Arrangement”). Under the Financing Arrangement, the Company collateralized fifty (50) ASRs and had an initial repayment period of two years for a monthly payment of $121 per month plus tax and an option to repurchase these ASRs for $1,350 plus tax or, at the end of the two year period (March 2021) the Company could elect to extend the repayment period for one additional year at a monthly payment of $67 per month plus tax with a final payment of $600 plus tax at the end of the additional year. The Financing Arrangement was subsequently amended to defer certain monthly payments due in 2020. The effective interest rate under the two and three-year repayment periods was 35% and 31%, respectively. The Company accounted for this Financing Arrangement with Farnam by accreting the financing amount using the effective interest rate and assuming the repurchase option that would take place in March 2021. Interest expense on the Farnam Financing Arrangement during the nine months ended September 30, 2021 and 2020 was zero and $326, respectively. The Financing Arrangement with Farnam was terminated and settled in November 2020, with no subsequent payments due to Farnam. The final payment to Farnam consisted of the aggregate amount of remaining payments due through March 2021 and a reduced equipment purchase amount of $1,000 plus tax.

Convertible Note Financing

On April 30, 2019, the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15,000 of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated, to the same group of Convertible Note Financing investors, to exchange their outstanding shares of Series m-3 Preferred Stock for newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1,000 in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for payment of accrued interest at a rate of 12% per annum upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of September 30, 2021, the Company had issued convertible notes in the aggregate principal amount of $6,629. Interest expense on the Convertible Note Financing during the nine months ended September 30, 2021 was $465. As of September 30, 2021, total convertible notes receipts of $6,629 were offset by $4,588 of convertible note financing issuance costs related to Series S Preferred Stock warrants of which $2,515 has been amortized ($1,349 in the nine months ended September 30, 2021), additionally offset by $97 of convertible note legal fees of which $30 ($29 in the nine months ended September 30, 2021) has been amortized and accrued interest expense of $1,100. The convertible note automatically converts under various scenarios including a qualified financing or IPO. As of January 1, 2020, the convertible notes became convertible at the investors’ option at prices as follows: (i) on or before June 30, 2020, $4.50 per share; (ii) after June 30, 2020, but on or before December 31, 2020, $4.00 per share; (iii) after December 31, 2020, but on or before June 30, 2021, $3.50 per share; and (iv) after June 30, 2021, $2.50 per share.

On December 9, 2019, the Company entered into a Financing Arrangement with Reliant Funding (“December 2019 Financing Arrangement”) to receive $250 to be repaid in ninety-three (63) equal payments of a $5 per business day over approximately three months. The annual effective interest rate of this December 2019 Financing Arrangement was 37%. The loan was repaid in March 2020.

On March 19, 2020, the Company entered into a Financing Agreement with Wall Street Funding (“March 2020 Financing Arrangement”). Under the March 2020 Financing Arrangement, the Company received $300 which was repaid over one hundred (100) equal payments of $4 payable each business day. The effective interest rate under this repayment period was 419%. The loan was repaid in August 2020.

On April 24, 2020, the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $823 made to Knightscope under the Paycheck Protection Program that was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The PPP Loan to Knightscope was being made through Fresno First Bank. The interest rate on the PPP Loan was 1.00% and the term was two years.

The Company submitted its PPP Loan forgiveness application to the SBA in January 2021. The PPP Loan of $823 and the accrued interest of $9 were forgiven by the SBA on May 20, 2021.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	September 30,	December 31,
	2021	2020
Convertible notes, net of fees and discount	$5,598	$3,756
PPP Loan	—	823
Total debt	5,598	4,579
Less: current portion of debt obligations	(5,598)	—
Non-current portion of debt obligations	$—	$4,579

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company adopted a new equity incentive plan, the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors. As of September 30, 2021, 1,396,003 shares were available for future grants under the 2016 Plan.

The Board may grant stock options under the 2016 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of grant and generally have a term of ten years. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2016 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to nonemployees for advisory and consulting services. At each measurement date, the Company will remeasure the fair value of these stock options using the Black-Scholes option pricing model and recognize the expense ratably over the vesting period of each stock option award. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans for the nine-month period ended of September 30, 2021 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value
Available and outstanding at December 31, 2020	1,963,814	7,056,000	$1.33	8.58	$7,116
Granted	(1,170,000)	1,170,000	5.36
Forfeited	592,189	(592,189)	2.31
Expired	10,000	(10,000)	0.91
Available and outstanding as of September 30, 2021	1,396,003	7,623,811	$1.94	8.08	$49,035
Vested and exercisable as of September 30, 2021		3,017,202	$1.01	6.88	$22,213

The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2021 was $3.10 per share. There were no option exercises during the nine-month period ended September 30, 2021 and 10,000 options exercised during the nine month period ended September 30, 2020. The fair value of the options that vested during the nine months ended September 30, 2021 and 2020 was $489 and $246, respectively.

As of September 30, 2021, the Company had unamortized stock-based compensation expense of $5,309 that will be recognized over the average remaining vesting term of options of 2.71 years.

The assumptions utilized for option grants during the three-and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.77%	1.66%	0.39%	0.84%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	51.84%	50.58%	25.92%	51.68%
Expected term (in years)	10	5.99	5.05	6.07

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of services	$50	$28	$151	$58
Research and development	82	56	257	194
Sales and marketing	53	21	114	54
General and Administrative	220	—	341	(13)
Total	$405	$105	$863	$293

NOTE 6: Capital Stock and Warrants

In May 2019, the Company amended and restated its certificate of incorporation. As of September 30, 2019, the Company was authorized to issue three classes of $0.001 par value stock consisting of Class A common stock, Class B common stock and preferred stock totaling 187,405,324 authorized shares. The total number of shares the Company has the authority to issue under each class consists of common stock designated as 114,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock, 43,405,324 shares of $0.001 par value preferred stock, with preferred stock designated as 8,936,015 shares of Series A Preferred Stock, 4,707,501 shares of Series B Preferred Stock, 6,666,666 shares of Series m Preferred Stock, 333,334 shares of Series m-1 Preferred Stock, 1,660,756 shares of Series m-2 Preferred Stock, 3,490,658 shares of Series m-3 Preferred Stock, 13,108,333 shares of Series S Preferred Stock and 4,502,061 shares of Series m-4 Preferred Stock.

Preferred Stock

Other than a change of control or in a liquidation, dissolution or winding up of the Company whether voluntary or involuntary or upon the occurrence of a deemed liquidation event, the preferred stock is non-redeemable. As a result of the liquidation preference, the preferred stock was not classified as part of stockholders’ deficit in the accompanying balance sheets in accordance with ASC 480-10-S99, SEC Materials. The Company has excluded all series of preferred stock from being presented within stockholders’ deficit in the accompanying balance sheets due to the nature of the liquidation preferences.

Effective December 23, 2016, the Company was qualified by the SEC to offer up to 6,666,666 shares of Series m Preferred Stock to accredited and non-accredited investors in an offering pursuant to Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). The offering commenced in January 2017 for up to $20 million of the Company’s Series m Preferred Stock pursuant to Regulation A at a price of $3.00 per share and closed at the end of 2017. The Company received net proceeds of approximately $18.2 million from the sale of its Series m Preferred Stock through the Regulation A offering as well as from private placement transactions through December 31, 2017. The Company entered into Series m-3 Preferred Stock Purchase Agreements with certain purchasers pursuant to which the Company issued and sold directly to the purchasers an aggregate of 1,038,571 and 410,972 shares of the Company’s Series m-3 Preferred Stock in December 2017 and year ended 2018, at a price of $3.50 per share. The Company received net proceeds of approximately $3.6 million and $1.4 million in December 2017 and the year ended December 31, 2018, respectively.

In January and February 2018, the Company converted 1,327,423 shares of Series m Preferred Stock into shares of Series m-2 Preferred Stock at a 1:1 conversion ratio. In January 2018, the Company issued 333,333 shares of Series m-2 Preferred Stock, par value $0.001 per share, at a price of $3.00 per share.

On July 11, 2018, the Company commenced an offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation D and Regulation S to raise additional capital for operations (the “Regulation D Offering”). The Company offered to sell up to 6,250,000 shares of Series S Preferred Stock, which are convertible into shares of Class A Common Stock, at a price of $8.00 per share. Consistent with prior financings by the Company, the Regulation D Offering was conducted with rolling closes, and such closes could continue for another 6 to 15 months. As of December 31, 2019, the Company raised approximately $3.8 million through the Regulation D Offering, of which $1.0 million was received during year ended December 31, 2019. Issuance costs related to Regulation D Offering were $0.3 million as of December 31, 2019. The Company did not raise additional funds under the Regulation D Offering in 2020 or during the nine months ended September 30, 2021.

On May 21, 2019, the Company filed an offering statement in connection with a proposed offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2019 Regulation A Offering”). The offering statement was qualified by the SEC on July 22, 2019, and the Company commenced the 2019 Regulation A Offering shortly thereafter. Consistent with prior financings by the Company, the 2019 Regulation A Offering was conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may happen sporadically over the term of the offering. For clarity, the 2019 Regulation A Offering was conducted simultaneously with the Regulation D Offering for aggregate proceeds of $50 million. As of September 30, 2021, the total amount raised pursuant to the 2019 Regulation A Offering was $23.5 million.

In June 2019, the Company issued to investors in the Convertible Note Financing, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend of 12%, in the form of Series m-4 Preferred Stock, and has certain other preferential rights, including voting rights. Due to higher seniority and different terms of Series m-4 Preferred Stock compared to Series m-3 Preferred Stock, this exchange resulted in an increase in fair value of Series m-4 Preferred Stock exchanged from Series m-3 Preferred Stock of $900,002 that was recorded as interest expense on the exchange date.

On June 15, 2020, the Company filed an offering statement in connection with a proposed offering of up to $25 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2020 Regulation A Offering”). The offering statement was qualified by the SEC on October 21, 2020, and the Company commenced the 2020 Regulation A Offering shortly thereafter. Consistent with prior financings by the Company, the 2020 Regulation A Offering was conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may happen sporadically over the term of the offering. For clarity, the 2020 Regulation A Offering was conducted simultaneously with the Regulation D Offering for aggregate proceeds of $50 million. As of September 30, 2021, the Company had raised approximately $21.1 million from the 2020 Regulation A Offering. The 2020 Regulation A Offering terminated on April 21, 2021. In aggregate, as of September 30, 2021, the Company has raised $44.6 million from this Regulation A offering, offset by $4.3 million issuance costs.

All classes of preferred stock have a par value of $0.001 per share.

The following tables summarize convertible preferred stock authorized and issued and outstanding as of September 30, 2021:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
September 30, 2021	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	8,936,015	$3,865	$7,982
Series B Preferred Stock	4,707,501	4,653,583	9,442	9,494
Series m Preferred Stock	6,666,666	5,339,215	13,866	16,018
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	1,660,756	4,982	4,982
Series m-3 Preferred Stock	3,490,658	16,757	46	59
Series m-4 Preferred Stock	4,502,061	1,432,786	4,828	10,029
Series S Preferred Stock	13,108,333	5,587,152	43,686	44,697
	43,405,324	27,626,264	$80,715	$93,261

Conversion Rights

Each share of Series A Preferred Stock, Series B Preferred Stock and Series m-2 Preferred Stock (collectively known as “Super Voting Preferred Stock”) is convertible at the option of the holder at any time after the date of issuance of those shares into fully paid non-assessable shares of Class B Common Stock at the then-applicable conversion rate. Each share of Series m, Series m-1, Series m-3, Series m-4 and Series S Preferred Stock (collectively known as “Ordinary Preferred Stock”) is convertible at the option of the holder at any time after the date of issuance of such shares into fully paid non-assessable shares of Class A Common Stock at the then-applicable conversion rate. Both Super Voting Preferred Stock and Ordinary Preferred Stock will be automatically converted into fully paid non-assessable shares of Class A Common Stock (i) immediately prior to an IPO, or (ii) upon receipt by the Company of a written request for such conversion from the holders of a majority of the Preferred Stock then outstanding and voting as a single class on an as-converted basis other than the Series m-4 Preferred Stock then outstanding, or (iii) with respect to the Series m-4 Preferred Stock, upon the receipt by the Company of a written request for such conversion from the holders of a majority of the Series m-4 Preferred Stock then outstanding. The stock will convert in the same manner as a voluntary conversion.

Voting Rights

Super Voting Preferred stockholders vote on an as converted to Class B Common Stock basis and Class B Common Stock are entitled to ten votes for each share of Class B Common Stock held. Ordinary Preferred stockholders vote on an as converted to Class A Common Stock basis and Class A Common Stock are entitled to one vote for each share of Class A Common Stock held. Class A and Class B Common stockholders vote together as one class on all matters. The holders of the Preferred Stock, the Class A Common Stock and Class B Common Stock vote together and not as separate classes, except as otherwise expressly provided in the Company’s certificate of incorporation or as required by law.

Holders of Preferred Stock are entitled to vote on all matters submitted to a vote of the stockholders, including the election of directors, as a single class with the holders of common stock.

William Santana Li, the Chief Executive Officer and director of the Company, holds the Voting Proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing.

Dividends Rights

In any calendar year, the holders of outstanding shares of Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors, out of any assets at the time legally available therefor, at the dividend rate specified for such shares of Preferred Stock payable in preference and priority to any declaration or payment of any distribution on Common Stock of the Company in such calendar year. Except for the PIK dividends described below, the right to receive dividends on shares of Preferred Stock is not cumulative, and no right to dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid.

Holders of Series m-4 Preferred Stock are entitled to receive cumulative dividends payable semi-annually in arrears with respect to each dividend period ending on and including the last calendar day of each nine-month period ending March 31 and September 30, respectively at an annual rate of $0.42 per share in the form of Series m-4 Preferred Stock (“PIK Dividends).

The Company has no obligation to pay any dividends other than the PIK Dividends to the holders of Series m-4 Preferred Stock, except when, as and if declared by the Board of Directors out of any assets at the time legally available therefor or as otherwise specifically provided in its amended and restated certificate of incorporation. No distribution will be made with respect to the other series of Preferred Stock or Common Stock until all declared or accrued but unpaid dividends on the Series m-4 Preferred Stock have been paid or set aside for payment to the Series m-4 Preferred Stockholders.

No distributions will be made with respect to the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock, the Series m-2 Preferred Stock, Series A Preferred Stock or Series m-3 Preferred Stock unless dividends on the Series S Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series S Preferred Stock have been paid or set aside for payment to the Series S Preferred Stockholders.

No distributions will be made with respect to the Series A Preferred Stock or Series m-3 Preferred Stock unless dividends on the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock have been paid  or set aside for payment to the Series B Preferred Stockholders, the Series m Preferred Stockholders, the Series m-1 Preferred Stockholders and the Series m-2 Preferred Stockholders, as applicable.

No distributions will be made with respect to the Series m-3 Preferred Stock unless dividends on the Series A Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series A Preferred Stock have been paid or set aside for payment to the Series A Preferred Stockholders.

No distributions will be made with respect to the Common Stock unless dividends on the Series m-3 Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series m-3 Preferred Stock have been paid or set aside for payment to the Series m-3 Preferred Stockholders.

The Company has never declared or paid cash dividends on any of its capital stock and currently does not anticipate paying any cash dividends in the foreseeable future.

Right to receive Liquidation Distributions

In the event of any Liquidation Event, as defined in the Company’s amended and restated certificate of incorporation (which includes the liquidation, dissolution, merger, acquisition or winding up of the Company), the holders of the Series m-4 Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the other series of preferred stock or common stock by reason of their ownership of such stock, an amount per share for each share of Series m-4 Preferred Stock held by them equal to the greater of (A): the sum of (i) the liquidation preference specified for such share of Series m-4 Preferred Stock, and (ii) all accrued but unpaid PIK Dividends (if any) on such share of Series m-4 Preferred Stock, whether or not declared, or (B) the consideration that such Holder would receive in the Liquidation Event if all shares of Series m-4 Preferred Stock were converted to Class A common stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series m-4 Preferred Stock, where for purposes of (B) such holder is deemed to hold, in addition to each of its shares of Series m-4 Preferred Stock, any additional shares of Series m-4 Preferred Stock that constitute all accrued but unpaid PIK Dividends, whether or not declared. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series m-4 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in the Company’s amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution will be distributed with equal priority and pro rata among the holders of the Series m-4 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive. The Series m-4 Preferred Stock has a $7 per share liquidation preference, which is two times its original issue price.

The holders of the Series S Preferred Stock are entitled to receive, after distributions to holders of Series m-4 Preferred Stockholders and prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A Preferred Stock, Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock, Series m-2 Preferred Stock, Series m-3 Preferred Stock or common stock by reason of their ownership of such stock, an amount per share for each share of Series S Preferred Stock held by them equal to the greater of (A): the sum of (i) $8.00 per share of Series S Preferred Stock, and (ii) all declared but unpaid dividends (if any) on such share of Series S Preferred Stock, or (B) the amount such holder would receive if all shares of Series S Preferred Stock were converted to common stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series S Preferred Stock. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series S Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in the Company’s our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution will be distributed with equal priority and pro rata among the holders of the Series S Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock are entitled to receive, after distributions to Series m-4 and Series S Preferred stockholders and prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A Preferred Stock, Series m-3 Preferred Stock or common stock by reason of their ownership of such stock, an amount per share for each share of Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock held by them equal to the greater of (A): the sum of (i) $2.0401 per share of Series B Preferred Stock, $3.00 per share of Series m Preferred Stock, $3.00 per share of Series m-1 Preferred Stock or $3.00 per share of Series m-2 Preferred Stock, as applicable, and (ii) all declared but unpaid dividends (if any) on such share of Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock or Series m-2 Preferred Stock, as applicable, or (B) the amount such holder would receive if all shares of the applicable series of preferred stock were converted to common stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock and Series m-2 Preferred Stock, voting together as a single class. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in the Company’s amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution will be distributed with equal priority and pro rata among the holders of the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of Series A Preferred Stock are entitled to receive, after distributions to the Series m-4 Preferred Stock, the Series S Preferred Stock, the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock and prior and in preference to any distribution of any of the assets of the Company to the holders of common stock or Series m-3 Preferred Stock by reason of their ownership of such stock, an amount per share for each share of Series A Preferred Stock held by them equal to the greater of: (A) the sum of (i) $0.8932 per share of Series A Preferred Stock and (ii) all declared but unpaid dividends (if any) on such share of Series A Preferred Stock, or (B) the amount such holder would receive if all shares of Series A Preferred Stock were converted to common stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series A Preferred Stock. If upon a Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series A Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in the Company’s our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution will be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of Series m-3 Preferred Stock are entitled to receive, after distributions to the Series m-4 Preferred Stock, the Series S Preferred Stock, the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock, and the Series A Preferred Stock and prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership of such stock, an amount per share for each share of Series m-3 Preferred Stock held by them equal to the greater of (A): the sum of (i) the $3.50 per share of Series m-3 Preferred Stock and (ii) all declared but unpaid dividends (if any) on such share of Series m-3 Preferred Stock, or (B) the amount such holder would receive if all shares of Series m-3 Preferred Stock were converted to common stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series m-3 Preferred Stock. If upon a Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series m-3 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in the Company’s amended and restated certificate of incorporation, then the entire assets of the Corporation legally available for distribution will be distributed with equal priority and pro rata among the holders of the Series m-3 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

After payment of all liquidation preferences to the holders of the preferred stock, as outlined above, all remaining assets of the Company legally available for distribution will be distributed pro rata to the holders of the common stock, without any participation in such liquidation by the preferred stock. The Company’s amended and restated certificate of incorporation requires that before any shares of preferred stock are converted into common stock, the relevant holder’s right to liquidation preference be surrendered, in order to prevent treatment of shares as both preferred stock and common stock for the purpose of distributions of assets upon a Liquidation Event.

Preemptive Rights

The Company has granted one investor in its Series m Preferred Stock financing the right to invest up to its pro rata share on a fully diluted basis in the future offerings of securities of the Company. The combined pro-rata rights of such stockholder as of September 30, 2021 is less than 1% of the fully-diluted beneficial ownership of the Company.

Common Stock

Each share of Class B common stock is convertible into one fully paid and non-assessable share of Class A common stock at the option of the holder at any time. Each share of Class B common stock will automatically convert into one fully paid and non-assessable share of Class A common stock upon the sale, assignment, transfer or disposition of the share or any interest in the share, except for certain permitted transfers to related persons.

Warrants

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1,000,000 in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of September 30, 2021, the Company had issued and accrued warrants to purchase up to 1,325,714 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income(expense) on the Company’s statements of operations.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On September 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock.

On July 23, 2019, the Company issued a warrant to purchase 1,500,000 shares of its Series S Preferred Stock, (the “Warrant”), to Proud Productions LLC (“Proud”) pursuant to the terms of a Distribution Assignment and Warrant Purchase Agreement, dated as of July 22, 2019 (the “Purchase Agreement”). The Warrant is exercisable at $8.00 per share beginning July 24, 2021 and expiring on July 31, 2024. The Warrant was issued in connection with an upcoming television series to be produced by Proud featuring the Company’s products.

A summary of the Company’s outstanding warrants as of September 30, 2021 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Common B Common Stock	44,500	$0.2500	April 10, 2025
Common B Common Stock	77,413	$1.2600	May 23, 2028
Series B Preferred Stock	53,918	$2.0401	November 7, 2026
Series m-1 Preferred Stock	266,961	$3.0000	December 23, 2021
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	1,325,714	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding convertible notes, preferred stock, warrants and stock options as follows:

September 30,
2021
Series A Preferred Stock	8,936,015
Series B Preferred Stock	4,653,583
Series m Preferred Stock	5,339,215
Series m-2 Preferred Stock	1,660,756
Series m-3 Preferred Stock	16,757
Series m-4 Preferred Stock	1,432,786
Series S Preferred Stock	5,587,152
Stock options to purchase common stock	7,623,811
Warrants outstanding for future issuance of convertible preferred stock and common stock	4,701,292
Convertible Notes	2,651,428
Stock options available for future issuance	1,396,003
Total shares of common stock reserved	43,998,798

NOTE 7:  Income Taxes

The Company’s interim provision for income taxes is based on an estimated annual income tax rate. The Company’s interim provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effect of changes in tax laws or rates, in the interim period in which they occur. In the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $0 and $4, respectively. The company has adopted ASU 2019-12 Income Taxes – Simplifying the Accounting for Income Taxes effective January 1, 2021. See Note 1 on ASU 2019-12.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against net deferred tax assets as of September 30, 2021 and December 31, 2020. The Company intends to maintain the full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

NOTE 8: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $254 and $193 in service fees for three and nine-month periods ended September 30, 2021 and 2020, respectively. The Company had payables of $35 and $20 owed to Konica Minolta as of September 30, 2021 and December 31, 2020, respectively.

NOTE 9: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2023.

As of September 30, 2021, the components of leases and lease costs are as follows:

	September 30, 2021	September 30, 2020
Operating leases
Operating lease right-of-use assets	$1,220	$1,834

Operating lease liabilities, current portion	$625	$527
Operating lease liabilities, non-current portion	657	1,378
Total operating lease liabilities	$1,282	$1,905

As of September 30, 2021, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2021 (remaining)	$186
2022	749
2023	507
Total future minimum lease payments	1,442
Less - Interest	(160)
Present value of lease liabilities	$1,282

Weighted average remaining lease term is 1.9 years and 2.9 years as of September 30, 2021 and 2020, respectively. Weighted average discount rate is “12.0” % for both years.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of September 30, 2021 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with Clients which generally include certain provisions for indemnifying Clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of September 30, 2021 and December 31, 2020.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a sales and use tax liability of $435 and $313 as of September 30, 2021 and December 31, 2020, respectively, which has been included on other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 10: Subsequent Events

Subsequent to September 30, 2021 and through November 18, 2021, the Company received $8.1 million in the form of Convertible Notes containing the same terms and conditions as previously issued Convertible Notes and Warrants, as amended.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement (see Note 3 -- Debt Obligation -- Convertible Note Financing) and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes would automatically convert into Class A common stock upon the listing of the Company’s Class A common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and will commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A common stock was not changed and remains at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

On December 1, 2021, the SEC qualified the Company’s regulation A offering. The Company terminated the offering on January 26, 2022, issuing 2,236,619 shares of its Class A common stock and generating net proceeds of approximately $20.2 million.

On January 5, 2022, all outstanding convertible notes and interest accrued through January 5, 2022 were converted to Class A common stock pursuant to the terms of the Note and Warrant Purchase Agreement.  A portion of the shares issued are subject to Rule 144 holding requirements, and therefore, are currently restricted from trading.

On January 27, 2022, the Company’s Class A common stock began trading on the Nasdaq Global Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in of this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our 2020 Annual Report on Form 1-K.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Overview

Knightscope, Inc. was founded in Mountain View, California in April 2013 and has since developed revolutionary Autonomous Security Robots (“ASR”) with real-time on-site data collection and analysis and an interface, primarily through funding from both strategic and private investors. Knightscope currently offers three products: (1) the K5 ASR (“K5”) for outdoor usage, (2) the K3 ASR (“K3”) for indoor usage, and (3) the K1 ASR (“K1”) for stationary usage indoors or outdoors. The Company also provides access to the Knightscope Security Operations Center (“KSOC”) to all its clients, a proprietary, browser-based interface that allows clients real-time data access. The Company works continuously to improve and upgrade the ASR and KSOC, and their precise specifications may change over time.

The Company operates on a Machine-as-a-Service (“MaaS”) business model. Depending on the ASR model and/or selected offering package, we have recognized recurring monthly revenues ranging between $3 and $8 per ASR, which includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access docking stations and unlimited software, firmware and select hardware upgrades. In 2021, the Company added “Knightscope+” remote monitoring services as an optional service that can be bundled into its MaaS subscriptions, primarily for clients that operate without a fully staffed 24/7 Security Operation Center (“SOC”).

Our current primary focus is on the deployment and marketing of our core technologies. We continue to generate client orders for K1, K3 and K5 ASRs and our production of machines is expected to continue out of our primary corporate headquarters in Mountain View, California. Our ability to fulfill client orders is dependent on ongoing fundraising, including that from the 2020 Regulation A Offering (as defined below).

ASRs

The K3 and K5 are designed to roam a geo-fenced area autonomously by utilizing numerous sensors and lasers, either on a random basis or based on a particular patrolling algorithm. They can successfully navigate around people, vehicles and objects in dynamic indoor or outdoor environments. To do this, the ASRs employ several autonomous motion and self-driving technologies, including lasers, ultrasonic sensors, inertial measurement unit (“IMU”), and wheel encoders as well as a robust navigation software stack. Each ASR can generate 1 to 2 terabytes of data per week and over 90 terabytes of data per year, which is accessible for review and analysis via the KSOC. Clients can recall, review, and save the data for analysis, forensic or archival purposes. Each ASR can autonomously charge and recharge on a 24-hour basis, 7 days per week without human intervention. Clients may also utilize the patrol scheduler feature on the KSOC to schedule periodic or regular patrols during certain times for alternative patrol routes.

The dimensions of the K5 are as follows:

●	Height: 5 feet
●	Width: 3 feet
●	Weight: 398 pounds

The K5 is designed to be used primarily outdoors in such environments as open air malls, corporate campuses, hospitals, stadiums, retailers, warehouses, logistics facilities, college campuses, airports, train stations and multi-level parking structures. The K5’s advanced anomaly detection features include:

●	360-degree high-definition night and day video capture positioned at eye-level;
●	Live streaming and recorded high-definition video capabilities;

●	Automatic license plate recognition;
●	Parking meter feature, which assesses the top 10 vehicles and their “dwell time” in a particular location. If a vehicle is parked for more than 24 hours in the same location, a user can receive an alert or have the data flagged. The parking meter feature can also track the top 10 stationary vehicles in an area and accurate parking meter readout for each such vehicle;
●	People detection, which can alert a user in real-time of people detected on their premises, together with 360-degree recorded high-definition video. A user can use the timestamp of the recording to search through other data detected to assess and better understand other conditions in the area patrolled by the ASR;
●	Thermal imaging, which allows for triggered alerts based on temperature. For example, assisting with alerts regarding increased risks of fires;
●	Two-way communication feature may be utilized for both public announcements and avoidance of human physical confrontations with dangerous individuals; and
●	Signal detection can be utilized as a rogue router detector for sensitive locations such as a data center.

The dimensions of the K3 are as follows:

●	Height: 4 feet
●	Width: 2 feet
●	Weight: 340 pounds

The K3 is tailored for indoor usage, allowing it to autonomously navigate complex dynamic indoor environments such as an indoor mall, office building, manufacturing facility, hospital, stadium plaza, warehouse or school. It has the same suite of advanced anomaly detection capabilities as the K5, but the parking utilization, parking meter and license plate recognition features are turned off.

The ASRs include several communications features. The units can transfer data over both 4G LTE networks and Wi-Fi as well as future 5G capabilities. Each one has an available intercom that may be used for two-way communication with a security team. In addition, one or multiple units may be used as a live broadcast public address system or to deliver pre-recorded messages.

The ASRs run on rechargeable batteries. They are configured to patrol autonomously for approximately two to three hours, following which, without human intervention, the ASRs find and dock to a docking station, recharging for approximately 20 minutes or more before resuming patrol. The ASRs remain operational during the charging period, providing 24/7 uptime to clients.

The K1 carries all the relevant features from the K3 and K5 but in a stationary format. In 2020, the Company added elevated body temperature sensing capabilities to this model. The K1 can be used indoors or outdoors and especially at ingress/egress points for both people and vehicles.

The dimensions of the K1 are as follows:

●	Height: 5.75 feet
●	Width: 2.7 feet
●	Weight: 150 pounds

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our accompanying financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of assets and liabilities at the date of our financial statements. For the Company, these estimates include, but are not limited to: deriving the useful lives of ASRs, determination of the cost of ASRs, assessing assets for impairment, and the valuation of convertible preferred stock warrants and stock options. Actual results could differ from those estimates. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.

Known or Anticipated Trends

Our primary goal remains meeting client demands for additional orders of our technology, attracting new client orders, and ensuring consistent performance in the field. The Company is focused on scaling its business to meet incoming orders. Increasing demand, along with media coverage in the United States, has driven and continues to drive an increase in orders and client inquiries.

Sales trends for the nine months ended September 30, 2021 showed demand across all of Knightscope’s product service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for this brand-new technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

During the third quarter of 2021, both limited resources, including supply chain delays, increased minimum order requirements for raw materials and components, and cash on-hand, as well as the COVID-19 pandemic had a negative impact on the Company’s performance. The Company’s cash position in the first nine months of 2021 significantly curtailed its ability to fund working capital requirements to meet demand as well as recruit the associated headcount to execute on the business plan. Additionally, a portion of clients hardest hit by COVID-19 restrictions have had to terminate or place their service on hold due to budget constraints, and numerous others have had to delay deployments due to accessibility to their premises during shelter-in-place orders. However, the Company has continued to sign on new clients during the pandemic and, with the recent influx of new capital, has begun to fund and build inventory, as well as recruit additional employees, which we believe will partially offset the negative impact on our performance.

Due to numerous geopolitical events, new safety requirements resulting from the COVID-19 pandemic, as well as various high-profile incidents of violence across the United States, we believe that the market for our technologies will continue to grow. At the same time, we expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three Months Ended
	September 30
	2021	2020
Revenue, net	$784	$720
Cost of revenue, net	1,309	1,299
Gross loss	(525)	(579)

Operating expenses:
Research and development	1,238	986
Sales and marketing	697	1,718
General and administrative	1,534	628
Total operating expenses	3,469	3,332

Loss from operations	(3,994)	(3,911)

Other income (expense):
Interest expense, net	(858)	(699)
Change in fair value of warrant liabilities	—	—
Other income, net	(43)	15
Total other income (expense)	(901)	(684)

Net loss before income tax expense	(4,741)	(4,595)
Income tax benefit (expense)	—	(3)
Net loss	$(4,895)	$(4,598)

Revenue, net

Revenue, net increased by approximately $0.1 million to $0.8 million, or by 9% in the three months ended September 30, 2021 from $0.7 million for the three months ended September 30, 2020. The increase in revenue, net was primarily from contracts executed during the second half of 2020 with revenue continuing into 2021 and contracts executed in 2021 with deployments in the first nine months of 2021, resulting in additional revenue during the third quarter of 2021. As of September 30, 2020, we had 30 clients and 50 machines-in-network. As of September 30, 2021, our client base was 30 clients, and we had 52 machines-in-network. Despite the impact of COVID-19 on our existing client base during 2020 and through September 30, 2021, which caused some existing clients to place their contracts on hold until their businesses could safely reopen, the Company was able to offset some of that financial impact with the addition of new clients in 2020 and through September 30, 2021. As of the date of this report, the Company has a backlog of orders to deploy 28 ASRs, representing an aggregate annual subscription value of approximately $1.6 million.

Cost of revenue, net

Cost of revenue, net for the three months ended September 30, 2021 remained relatively unchanged at approximately $1.3 million, compared to the three months ended September 30, 2020. The cost of revenue, net is primarily related to the average service cost per machine and stock-based compensation.

Gross Loss

The revenue and cost of services described above resulted in a gross loss for the three months ended September 30, 2021 of approximately $0.5 million compared to $0.6 million for the three months ended September 30, 2020.

As our business scales and becomes more streamlined, management expects gross loss to decrease once a critical mass has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we should  obtain expertise, economies of scale and efficiency that would increase revenue and reduce costs over the medium to long-term. For example, we continued to refine our sales strategy in 2021, which is expected to increase and enhance our revenue streams. Our ASR materials sourcing, production, assembly and manufacturing are expected to become more efficient over time, and the costs associated with these processes reduced as we grow. However, with global supply chain constraints resulting from the COVID-19 pandemic, the Company experienced an increase in minimum order requirements during the first nine months of 2021 to secure certain parts for our products. The Company expects this to continue throughout 2021 and 2022. As operations scale, we believe we will be in a better position to negotiate volume-based pricing terms with suppliers as well as to optimize our designs for design-for-assembly and design-for-service. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently, alleviating the need for a dramatic increase in headcount. Additionally, new service cost reduction initiatives are underway to further reduce our ongoing operating costs. Our overall strategy is to try to keep our fixed costs as low as possible while achieving our overall growth objectives.

Research and Development

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Research and development	$1,238	$986	$252	26%
Percentage of total revenue	158%	137%

Research and development expenses increased by $0.3 million, or 26%, for the three months ended September 30, 2021 as compared to the prior year. The increase is primarily due to increase in headcount and third-party consulting services related to our Federal Risk and Authorization Management Program (“FedRamp”) certification efforts in 2021 compared to the prior year. The Federal Government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope.

Sales and Marketing

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Sales and marketing	$697	$1,718	$(1,021)	(59)%
Percentage of total revenue	89%	239%

Sales and marketing expenses decreased by $1.0 million, or 59%, for the three months ended September 30, 2021 as compared to the respective period of the prior year. The  decrease was primarily due to a significant increase in commercial advertising expenses in 2020 designed to increase public awareness of the Company and its products to potential customers and investors, virtual tradeshow space, offset by an increase in headcount in 2021 compared to the prior year.

General and Administrative

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
General and administrative	$1,535	$628	$907	144%
Percentage of total revenue	196%	87%

General and administrative expenses increased by $0.9 million, or approximately 144%, for the three months ended September 30, 2021 as compared to the prior year. The increase was primarily driven by an increase in headcount in 2021 compared to the prior year and professional service fees associated with transitioning legal and accounting services to the in-house accounting team that joined the Company in the fourth quarter of 2020 and a General Counsel that joined the Company in the third quarter of 2021. In addition, the

Company paid accrued use taxes for the second and third quarters of 2021 and recorded a use tax liability as a result of a California use tax audit for the three-year audit period ended September 30, 2020.

Other Income/(Expense), Net

	Three Months Ended
	September 30
	2021	2020	$ Change	% Change
Interest expense, net	$(858)	$(699)	$(159)	(23)%
Other income, net	(43)	15	(58)	(387)%
Total other income (expense)	$(901)	$(684)	$(217)	(32)%

Total other income (expense) increased by approximately $0.2 million, or 32%, for the three months ended September 30, 2021 as compared to the respective period of the prior year. The increase is primarily due to financing fees and net interest expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth selected statements of operations data (in thousands) and such data as a percentage of total revenues:

	Nine Months Ended September 30,
	2021	2020
Revenue, net	$2,561	$2,358
Cost of revenue, net	3,826	3,485
Gross loss	(1,265)	(1,127)

Operating expenses:
Research and development	3,894	2,284
Sales and marketing	7,327	4,557
General and administrative	3,199	1,608
Total operating expenses	14,420	8,449

Loss from operations	(15,685)	(9,576)

Other income (expense):
Interest expense, net	(1,992)	(1,782)
Change in fair value of warrant liabilities	(10,737)	(2,424)
Other income, net	778	47
Total other income (expense)	(11,951)	(4,159)

Net loss before income tax	(27,636)	(13,735)
Income tax benefit (expense)	—	(4)
Net loss	$(27,636)	$(13,739)

Revenue, net

Revenue, net increased by $0.2 million to $2.6 million, or by 9% in the nine months ended September 30, 2021 from $2.4 million for the nine months ended September 30, 2020. The increase in revenue was primarily from contracts executed during the second half of 2020 with revenue continuing into 2021 and contracts executed in 2021 with deployments in the first nine months of 2021, resulting in additional revenue during the first nine months of 2021.

Cost of revenue, net

Cost of revenue, net for the nine months ended September 30, 2021 was $3.8 million, compared to $3.5 million for the nine months ended September 30, 2020, an increase of 10%. The increase in cost of revenue, net is primarily related to the average production and service costs per machine and personnel related costs due to increased headcount and depreciation.

Gross Loss

The revenue and cost of services described above resulted in a gross loss for the nine months ended September 30, 2021 of approximately $1.3 million compared to $1.1 million for the nine months ended September 30, 2020.

Research and Development

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Research and development	$3,894	$2,284	$1,610	70%
Percentage of total revenue	152%	97%

Research and development expenses increased by $1.6 million, or 70%, for the nine months ended September 30, 2021 as compared to the respective period of the prior year. The increase is primarily due to increase in headcount and third-party consulting services related to our “FedRamp” certification efforts in 2021 compared to the prior year.

Sales and Marketing

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Sales and marketing	$7,327	$4,557	$2,770	61%
Percentage of total revenue	286%	193%

Sales and marketing expenses increased by $2.8 million, or 61%, for the nine months ended September 30, 2021 as compared to the respective period of the prior year. The increase was primarily due to a significant increase in commercial advertising expenses designed to increase public awareness of the Company and its products to potential customers and investors, virtual tradeshow space, and an increase in headcount in 2021 compared to the prior year.

General and Administrative

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
General and administrative	$3,200	$1,608	$1,592	99%
Percentage of total revenue	125%	68%

General and administrative expenses increased by $1.6 million, or 99%, for the nine months ended September 30, 2021 as compared to the respective period of the prior year. The increase was primarily driven by an increase in headcount in 2021 compared to the prior year and professional service fees associated with transitioning legal and accounting services to the in-house accounting team that joined the Company in the fourth quarter of 2020 and a General Counsel that joined the Company in the third quarter of 2021. In addition, the Company paid use taxes for 2020, accrued use taxes for the second and third quarters of 2021 and recorded a use tax liability as a result of a California use tax audit for the three-year audit period ended September 30, 2020.

Other Income/(Expense), Net

	Nine Months Ended
	September 30
	2021	2020	$ Change	% Change
Interest expense, net	$(1,992)	$(1,782)	$(210)	(12)%
Change in fair value of warrant liabilities	(10,737)	(2,424)	(8,313)	(343)%
Other income, net	778	47	731	1,555%
Total other income (expense)	$(11,951)	$(4,159)	$(7,792)	187%

Total other income (expense) increased by $7.8 million, or 187%, for the nine months ended September 30, 2021 as compared to the respective period of the prior year. The increase is primarily due to the revaluation of warrants in 2021 offset by the PPP Loan (as defined below) forgiveness in May 2021 that was recorded as other income, net.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, we had $9.7 million and $7.1 million, respectively, of cash and cash equivalents. As of September 30, 2021, the Company also had an accumulated deficit of approximately $97.4 million, working capital of $1.8 million and stockholders’ deficit of $93.5 million. On April 20, 2021, the Company entered into a Referral Agreement with Dimension Funding, LC (“Dimension”), whereby the Company can generate up to $10 million of immediate cash flow by referring its clients to Dimension for financing of their annual fees over the MaaS subscription term. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASR’s by accelerating collection of its accounts receivable. In addition, As of March 14, 2022, the Company’s cash balance was approximately $22 million, which includes net proceeds from the Regulation A Offering terminated on January 26, 2022, as disclosed in Note 10 – Subsequent Events. The Company has projected operating losses and negative cash flows of approximately $1.5 million per month for the next several months. As of the date of this report, the Company has sufficient working capital to fund at least twelve months of operations. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations beyond this period. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, or at all, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(13,619)	$(10,066)
Net cash used in investing activities	(1,819)	(439)
Net cash provided by financing activities	18,051	20,244
Net increase in cash and cash equivalents	$2,613	$9,739

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $13.6 million for the nine months ended September 30, 2021. Net cash used in operating activities resulted from a net loss of $27.6 million, partially offset by changes in working capital and non-cash charges.

Net cash used in operating activities for the nine months ended September 30, 2021 increased by $3.6 million as compared to the respective period of the prior year. The increase was primarily a result of an increase in the net loss of $13.7 million due to operating activities and the PPP Loan and interest forgiveness of $0.8 million, partially offset by an increase in the change in the fair value of warrant liabilities of $8.3 million, an increase in amortization of debt discount $0.7 million and stock compensation expense $0.6 million and a change in working capital of $1.5 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $1.8 million compared to $0.4 million in the respective period last year, or $1.4 million higher. The increase was primarily a result of higher investment in ASRs.

Net Cash Provided by Financing Activities

Our financing activities for the nine months ended September 30, 2021, consisted primarily of raising proceeds through issuing stock in connection with the Company’s 2020 Regulation A Offering.

Net cash provided by financing activities was approximately $18.1 million for the nine months ended September 30, 2021, a decrease of approximately $2.2 million as compared to the respective period of the prior year, due to the termination of the 2020 Regulation A Offering that terminated on April 21, 2021.

Series S Preferred Regulation D Offering

On July 11, 2018, the Company commenced an offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation D (“Regulation D”) and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to raise additional capital for operations (the “Regulation D Offering”). We offered to sell up to 6,250,000 shares of Series S Preferred Stock, which are convertible into shares of Class A Common Stock, at a price of $10.00 per share. Consistent with prior financings by the Company, the Regulation D Offering has been conducted with rolling closes, and such closes may continue for another 3 months. As of December 31, 2019, the Company raised $3.8 million through the Regulation D Offering, of which $1.0 million was received during the year ended December 31, 2019. Issuance costs related to the Regulation D Offering were $0.3 million as of December 31, 2019. The Company did not raise additional funds under the Regulation D Offering in 2020 or during the nine months ended September 30, 2021.

Series S Preferred Regulation A Offerings

On May 21, 2019, the Company filed an offering statement in connection with a proposed offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2019 Regulation A Offering”). The 2019 Regulation A Offering terminated on July 22, 2020. The Company raised approximately $23.5 million from the 2019 Regulation A offering, offset by $2.3 million in issuance costs.

On September 15, 2020, the Company filed an offering statement in connection with a proposed offering of up to $25 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2020 Regulation A Offering”). The 2020 Regulation A Offering terminated on April 21, 2021. As of September 30, 2021, the Company had raised approximately $21.1 million from the 2020 Regulation A Offering. As of September 30, 2021, the Company issued 2,107,330 shares of Series S Preferred Stock and raised gross proceeds of approximately $21.1 million from the 2020 Regulation A Offering.

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4

Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 to the audited financial statements for details). Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for interest at a rate of 12% per annum payable upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of September 30, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $6.6 million (out of $15 million). Warrants for the purchase of up to 1,325,714 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act (the “IPO”).

In connection with the Convertible Note Financing, William Santana Li, the Chief Executive Officer and director of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy, cannot be determined as of the date of this report, but the outstanding securities to which the Voting Proxy applies represents approximately 2.74% of the Company’s aggregate voting power as of September 30, 2021.

The Series S Preferred Stock has a right to convert at any time into Class A Common Stock. The initial conversion rate was 1:1, which conversion rate will continue to be adjusted pursuant to the broad-based weighted average anti-dilution adjustment provisions provided for in the Company’s amended and restated certificate of incorporation, including without limitation as a result of the issuance of warrants to purchase Series S Preferred Stock in connection with the Convertible Note Financing referenced in the paragraph above, which may continue to have closings simultaneously with the Regulation D Offering of Series S Preferred Stock. As of September 30, 2021, the conversion rate has been adjusted to approximately 1.0512 shares of Class A Common Stock for every 1 share of Series S Preferred Stock, and remains subject to further adjustment. In addition, as of September 30, 2021, the conversion rate has been adjusted to approximately 1.0073 shares of Class A Common Stock for every 1 share of Series m, m-1, and m-2 Preferred Stock, and remains subject to further adjustment.

In connection with the placement of the Series m-3 Preferred Stock during the year ended December 31, 2018, the Company issued to the purchasers warrants to purchase an aggregate of 410,972 shares of Series m-3 Preferred Stock, of which 16,757 shares expired on June 1, 2020. These warrants have an exercise price of $4.00 per share. In connection with the exchange of the Company’s Series m-3 Preferred Stock into Series m-4 Preferred Stock, the term of these warrants was extended such that the warrants would expire on the earlier of December 31, 2021, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act.

Credit Facilities

In November 2016, the Company granted each of Structural Capital Investments II, LP and Structural Capital Investments II-C, LP a warrant to purchase an aggregate of 53,918 Series B Preferred Stock shares. The warrants have an exercise price of $2.0401 per share and expire upon the later of November 7, 2026, or two years following the Company’s firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act, provided that the aggregate gross proceeds to the Company are not less than $50 million.

In May 2018, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which allowed for individual term loans to be drawn in amounts totaling up to $3.5 million (the “SVB Loan Facility”). The Company had the ability to draw funds under the SVB Loan Facility until the earlier of January 10, 2019, or an event of default. Each individual term loan called for 18 equal monthly payments of principal plus accrued interest which would fully amortize the term loan. Outstanding borrowings under the term loan agreement bore interest at a floating rate of 1.75% above the prime rate as published in the Wall Street Journal. Only one individual term loan in the amount of $425 was drawn by the Company in May 2018. The loan was fully repaid in February 2019 in connection with a new $3 million debt received from Farnam Street Financial (“Farnam”).

In connection with the SVB Loan Facility, the Company granted Silicon Valley Bank a warrant to purchase up to 77,413 shares of the Company’s Class B Common Stock at an exercise price of $1.26 per share and which expires on the earlier of ten years from the date of the warrant or a change in control of the Company.

In order to obtain capital to finance our operations, in February 2019 the Company entered into a financing arrangement with Farnam for $3 million (the “Farnam Financing Arrangement”). Under the Farnam Financing Arrangement, we collateralized fifty (50) ASRs and had an initial repayment period of two years for a monthly payment of $121 plus tax and an option to repurchase these ASRs for $1.350 million plus tax or, at the end of the two-year period (March 2021) we could elect to extend the repayment period for one additional year at a monthly payment of $67 plus tax with a final payment of $600 plus tax at the end of the additional year. The effective interest rate under the two and three-year repayment periods was 35% and 31%, respectively. On April 24, 2020, we amended the Farnam Financing Arrangement with Farnam by deferring the March and April 2020 payments due to Farnam to the end of the Farnam Financing Arrangement and by extending the term of the agreement by two months and forgoing security deposit of $242 paid to Farnam. The Farnam Financing Arrangement with Farnam was terminated and settled in November 2020, with no subsequent payments due to Farnam. The final payment to Farnam consisted of the aggregate amount of remaining payments due through March 2021 and a reduced equipment purchase amount of $1 million plus tax.

On April 24, 2020, the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $823 made to Knightscope under the Paycheck Protection Program that was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The PPP Loan to Knightscope was  made through Fresno First Bank. The interest rate on the PPP Loan was 1.00% and the term is two years.

The Company submitted its PPP Loan forgiveness application to the SBA in January 2021. The PPP Loan of $823 and the accrued interest of $9 were forgiven by the SBA on May 20, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2020, our independent auditor identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to certain corporate finance and accounting oversight functions within certain account areas and supporting records and the timely completion of the accounting records and review of the Company’s Annual Report on Form 1-K, which were primarily the result of the lack of sufficient and competent accounting and finance resources. In the quarter ended December 31, 2020, the Company hired a full-time, in-house accounting team to address these weaknesses and to implement new controls and procedures to address these weaknesses in 2021.

Evaluation of Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As noted above, the Company hired a full-time, in-house accounting team and continues to address the controls related to the material weakness, including corporate finance and accounting oversight functions. Except for these continued actions, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Selected Risks Related to the Business

We are an early-stage company and have not yet generated any profits or significant revenues.

The Company was formed in 2013 and made its first pilot sales in 2015. Accordingly, the Company has a limited history upon which to evaluate its performance and future prospects. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuations in operating results as the Company makes significant investments in research, development and product opportunities, and reacts to developments in its market, including purchasing patterns of clients, and the entry of competitors into the market. We will only be able to pay dividends on any shares once our board of directors determines that we are financially able to do so. The Company has incurred a net loss and generated limited revenues since inception. In 2021, the Company’s revenues were concentrated with a small number of key clients. Changes in our relationships with these parties or changes in the economic environments in which they operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 1 to the Company’s audited financial statements. We cannot assure you that we will be profitable in the next several years or generate sufficient revenues to pay dividends to the holders of the shares or meet our debt servicing and payment obligations.

We may not be able to continue to operate the business if we are not successful in securing additional fundraising and, as a result, we may not be able to continue as a going concern.

We are dependent on additional fundraising in order to sustain our ongoing operations. The Company has a history of losses and has projected operating losses and negative cash flows for the next several months. As a result of our recurring losses from operations, negative cash flows from operating activities and the need to raise additional capital there is substantial doubt of our ability to continue as a going concern. Therefore, our independent registered public accounting firm included an emphasis of a matter paragraph expressing substantial doubt about the Company’s ability to continue as a going concern in its report on our audited financial statements for the year ended December 31, 2020. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. We cannot assure you that the Company will be successful in acquiring additional funding at levels sufficient to fund our future operations beyond its current cash runway. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its platforms, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

The Company expects to experience future losses as it implements its business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity and debt securities and by means of credit facilities and other financing arrangements. We expect to continue to increase operating expenses as we implement our business strategy, which include development, sales and marketing, and general and administrative expenses and, as a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We will need to generate significant revenues to achieve profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability in some future period, we cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be materially and adversely affected.

The Company has a limited operating history by which performance can be gauged.

Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. Further, our industry is characterized by rapid technological change, changing client needs, evolving industry standards and frequent introduction of new products and services. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our operating results will be harmed.

The Company is subject to potential fluctuations in operating results.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We spend a substantial amount of time, effort and money in our sales efforts without any assurance that our efforts will produce any revenue and the timing of our revenue is difficult to predict. Our sales efforts involve educating our clients about the use and benefit of our new products and technology, including their technical capabilities and potential cost savings to the clients. Clients typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle. In addition, product purchases are frequently subject to budget constraints, regulatory and administrative approvals, and other delays. If sales expected from a specific client for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

The Company’s future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of the Company’s control.

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The industry is characterized by rapid change, new and complex technology and intense competition. Our ability to gain market share depends upon our ability to satisfy client demands, enhance existing products and services and develop and introduce new products and services. Our ability to gain market share also depends on a number of factors beyond our control, including the perceived value associated with our products and services, the public’s perception of the use of robots to perform tasks traditionally reserved for humans, and our clients’ acceptance that security services can be performed more efficiently and cost-effectively through the use of our products and ancillary services. If any of these factors turns against us, our future operating results could be materially and adversely affected.

Unanticipated obstacles may hinder the execution of the Company’s business plan.

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated obstacles may occur subsequent to the date of this report, including:

●	Our failure to maintain and grow the client base;
•	Our clients may suffer downturns, financial instability or be subject to mergers or acquisitions;
•	Our failure to develop and introduce new products;
•	Adverse changes affecting our suppliers and other third-party service providers;
•	Adverse litigation judgments, settlements, or other litigation-related costs; and
•	Adverse changes in business or macroeconomic conditions including regulatory changes.

The occurrence of any of these unanticipated obstacles will hinder the execution of our business plan and adversely affect our operating results.

We have a limited number of deployments, and limited market acceptance of our products could harm our business.

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The numbers, types and locations of ASRs in service vary depending on the duration of each client contract, client demand and similar factors. As a result, the numbers, types and locations of ASRs in service that are currently deployed may not be representative of client contracts and client demand in the future. In order to grow our business and extend our market position, we will need to place into service more ASRs, expand our service offerings, including by developing a new generation of our K5 ASR and the K7 ASR, and expand our presence nationwide. Our ability to expand the market for our products depends on a number of factors, including the cost, performance and perceived value associated with our products and services. Furthermore, the public’s perception of the use of robots to perform certain tasks traditionally reserved for humans may negatively affect demand for our products and services. Ultimately, our success will depend largely on our clients’ acceptance that security services can be performed more efficiently and cost effectively through the use of our ASRs and ancillary services.

We cannot assure you that we will effectively manage our growth.

Knightscope’s employee headcount and the scope and complexity of our business have increased significantly since we were first formed, and Knightscope expects to continue hiring additional employees. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company continues to grow, our information technology systems, internal management processes, internal controls and procedures and production processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we continue to grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

Our costs may grow more quickly than our revenues, harming our business and profitability.

Providing Knightscope’s products is costly because of our research and development expenses, production costs, operating costs and need for employees with specialized skills. We expect our expenses to continue to increase in the future as we expand our product offerings beyond the K1, K3 and K5, expand production capabilities and hire additional employees. Historically, Knightscope’s costs have increased each year due to these factors and the Company expects to continue to incur increasing costs, in particular for working capital to purchase inventory, marketing and product deployments as well as costs of client support in the field. Our expenses may be greater than we anticipate, which would have a negative impact on our financial position, assets and ability to invest further in the growth and expansion of the business. In addition, expansion across the country will require increased marketing, sales, promotion and other operating expenses. Further, as additional competitors enter our market, we expect an increased pressure on production costs and margins.

All of our assets, possibly including our intellectual property, may be pledged as collateral to a lender.

From time to time, the Company may utilize a variety of forms of debt or other financing arrangements, for example the financing arrangement that we entered into in February 2019 under which we collateralized fifty (50) ASRs (which has since been terminated), and credit facilities that may contain covenants that limit our ability to engage in specified types of transactions. These covenants would likely limit our ability to, among other things:

•	Incur certain additional indebtedness;
•	Pay dividends on, repurchase or make distributions in respect our capital stock;
•	Make certain investments;
•	Sell or dispose of certain assets;
•	Grant liens; and

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

A breach of any of these covenants could result in a default under a credit facility and permit the lender to cease making loans to us. Upon the occurrence of an event of default under a loan agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We may pledge a significant portion of our assets, inclusive of our intellectual property, as collateral to support a new loan agreement. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations, including bankruptcy. In the event of a bankruptcy or other reorganization of our debt, our creditors would have priority over our stockholders in this offering, and the value of your shares could be eliminated.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Knightscope currently depends on the continued services and performance of key members of its management team, in particular, its founders, William Santana Li and Stacy Dean Stephens. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. The Company has not yet developed a succession plan nor does it carry any key man life insurance on any members of its management team. Furthermore, as the Company grows, it will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, service and engineering experts. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

Knightscope relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights. The Company has filed in the United States various applications for protection of certain aspects of its intellectual property, and currently holds nine patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by Knightscope, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we intend to operate in the future. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not offer products or concepts that are substantially similar to those of Knightscope and compete with our business. In addition, as a company we may not have the financial or human resources to devote to adequately defending our intellectual property rights. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

Our financial results will fluctuate in the future, which makes them difficult to predict.

Knightscope’s financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	Knightscope’s ability to maintain and grow its client base;
●	Our clients may suffer downturns, financial instability or be subject to mergers or acquisitions;
●	The development and introduction of new products by Knightscope or its competitors;
●	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	Knightscope’s ability to achieve gross margins and operating margins;
●	Changes affecting our suppliers and other third-party service providers;
●	Adverse litigation judgments, settlements, or other litigation-related costs; and
●	Changes in business or macroeconomic conditions including regulatory changes.

We may face additional competition.

We are aware of a number of other companies that are developing physical security technology in the United States and abroad that may potentially compete with our technology and services. These or new competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing than the Company, surviving an economic downturn or in reaching profitability. We cannot assure you that we will be able to compete successfully against existing or emerging competitors. Additionally, existing private security firms may also compete on price by lowering their operating costs, developing new business models or providing other incentives.

Our ability to operate and collect digital information on behalf of our clients is dependent on the privacy laws of jurisdictions in which our ASRs operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets.

Our ASRs collect, store and may analyze certain types of personal or identifying information regarding individuals that interact with the ASRs. While we maintain stringent data security procedures, the regulatory framework for privacy and security issues is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Federal and state government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, which in turn affect the breadth and type of features that we can offer to our clients. In addition, our clients have separate internal policies, procedures and controls regarding privacy and data security with which we may be required to comply. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted or applied in a manner that is inconsistent with our current data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Additionally, we may become a target of information-focused or data collection attacks and any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, our business may be harmed.

We have limited experience in operating our ASRs in a variety of environments and increased interactions may lead to collisions, possible liability and negative publicity.

Our ASRs operate autonomously in environments, such as shopping malls, parking lots and stadiums, that are surrounded by various moving and stationary physical obstacles and by humans and vehicles. Such environments are prone to collisions, unintended interactions and various other incidents, regardless of our technology. Therefore, there is a possibility that our ASRs may be involved in a collision with any number of such obstacles. Our ASRs contain a number of advanced sensors that are designed to effectively prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nonetheless, real-life environments, especially those in crowded areas, are unpredictable and situations may arise in which the ASRs may not perform as intended. Infrequent, but highly publicized incidents of autonomous vehicle and human interactions have focused consumer attention on the safety of such systems. We continuously test the ASRs in a number of unpredictable environments and continue to improve each model’s obstacle-sensing and crash-prevention technology. Furthermore, the maximum speed of the ASRs typically does not exceed 3 mph, which is not different from normal human walking pace and is unlikely to lead to any significant damage. However, we cannot assure you that a collision, with property or with humans, will not occur, which could damage the ASR, or lead to personal injury or property damage and may subject us to lawsuits. Moreover, any such incident, even without damage, may lead to adverse publicity for

us. Such lawsuits or adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our failure to implement and maintain effective internal control over financial reporting may result in material misstatements in our financial statements, which has and could in the future require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our ability to fundraise.

In connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness related to certain corporate finance and accounting oversight functions within certain account areas and supporting records and the timely completion of the accounting records and review of the Company’s Annual Report on Form 1-K for the year ended December 31, 2020, which was primarily the result of the lack of sufficient and competent accounting and finance resources. Commencing in the quarter ended December 31, 2020, we hired a full-time, in-house accounting team, including a chief financial officer (“CFO”) who has the requisite U.S. GAAP and SEC Commission reporting expertise, to address this material weakness and to implement new controls and procedures to address this material weakness in 2021. Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements and cause us to fail to meet our reporting obligations. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to sell our securities and to conduct future fundraising.

The private security industry is undergoing structural changes in technology and services.

The private security industry is undergoing structural changes, consolidation, changing client needs, evolving industry standards and introduction of new products and services. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in such industries. If we do not address these risks successfully, our business will be harmed. Our ability to gain market share depends upon our ability to satisfy client requirements, enhance existing products and develop and introduce new products. Further, we expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

The Company may fail in its efforts to secure a material amount of business from the U.S. federal government.

The Company has significantly increased resources dedicated to achieving Authority-to-Operate ("ATO") from the "FedRamp", targeted for the end 2022. The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope. The Company may not achieve ATO during 2022, may never achieve ATO, or, if achieved, may never garner new business contracts from the effort.

The Company is controlled by certain of its officers and early-stage investors (who hold super voting securities), and they may make decisions that may not reflect the interests of other stockholders.

The holders of our Class B Common Stock and Super Voting Preferred Stock currently control a significant majority of the voting rights of the Company. See Item 1: Note 6 “Capital Stock” for additional information on the capital stock and voting rights of the Company. Holders of our Class B Common Stock (including Mr. Li, our Chairman and Chief Executive Officer, and Stacy Dean Stephens, our EVP and Chief Client Officer) and the holders of the Super Voting Preferred Stock (collectively, the “Super Voting Stock”), are entitled to ten votes for each such share held at meetings of stockholders, subject to the provisions of the Delaware General Corporate Law and relevant provisions of the Company’s certificate of incorporation. Holders of Class A Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock may convert their shares of Class B Common Stock into shares of Class A Common Stock on a 1:1 basis.

As of February 28, 2022, the holders of the Super Voting Stock beneficially held approximately 86.8% of the Company’s total voting rights, with Mr. Li and Mr. Stephens beneficially holding approximately 31.8% and 13.62%. respectively, of the Company’s voting rights. As a result, holders of the Super Voting Stock (including certain officers of the Company) will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. The interests of these stockholders may not always coincide with the interests of other securityholders of the Company.

Our results of operations may be negatively impacted by the coronavirus pandemic.

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the COVID-19 pandemic could cause a further economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 continues to affect our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic related variants, vaccination efforts and the actions to contain COVID-19 and related variants or treat its impact, among others. Moreover, the COVID-19 pandemic has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations have been and could continue to be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

During 2021, approximately 20% of the Company’s employees, on strict pre-approvals, have been authorized to work from the Company’s headquarters in staggered time slots, while the remainder continue to work from home. As of the date of this report, these procedures remain in place. A significant portion of the Company’s clients are classified as essential service providers, including law enforcement agencies, hospitals, and security teams. While canceled client contracts due to pandemic-related financial hardship has had an effect on the Company’s revenue, some deployments for executed contracts have been delayed simply due to inability to access the facilities during the pandemic and shelter-in-place orders.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic.

The Company has experienced supply chain constraints resulting from the COVID-19 pandemic, which has slowed down production and will negatively impact the timing of deploying ASRs to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in production are likely to have an impact on sales and profitability throughout 2021 as well as 2022 and 2023.

Risks related to Ownership of our Class A Common Stock

The Company may need to seek additional funds in the future.

The Company has projected operating losses and negative cash flows for the foreseeable future. We believe that the proceeds of the offering that closed on January 26, 2022, together with our cash and cash equivalent balances, cash generated through our agreement with Dimension Funding, and borrowings will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Since the maximum offering amount was not raised, we may require additional funds to maintain our operations and respond to business challenges and opportunities, including the need to develop new products or enhance our existing products, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in subsequent equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Such financing could also require us to pledge assets as security for borrowings. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This could require us to modify our business plan, for example, by delaying the expansion of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its platforms, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

We listed our Class A Common Stock on Nasdaq Global Market (Nasdaq) but may not succeed or be able to satisfy continued listing requirements of Nasdaq to maintain a listing of our Class A Common Stock.

While our Class A Common Stock was listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such a listing. If we fail to meet any of Nasdaq’s listing standards, our Class A Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such a listing. A delisting of our Class A Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Class A Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Our stock price may be volatile.

The market price of our Class A Common Stock is likely to be thinly traded, highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Changes to the physical security and technology industries;
●	We may not be able to compete successfully against current and future competitors;
●	Competitive pricing pressures;
●	Additions or departures of key personnel;
●	Additional sales of our Class A Common Stock and other securities;
●	Our ability to execute our business plan;
●	Operating results that fall below expectations;
●	Loss of any strategic relationship;
●	Continued access to working capital funds; and
●	Economic and other external factors; and
●	The threat of terrorism, geopolitical tensions, and general disruptions in the global economy, including the impacts of military action, financial and economic sanctions, and increasing geopolitical tensions related to the ongoing conflict between Russia and Ukraine.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Class A Common Stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Class A Common Stock.

We have never paid cash dividends on our equity securities and do not anticipate doing so in the foreseeable future. The payment of any dividends on our Class A Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our Class A Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If financial securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our Class A Common Stock will be influenced in part by any research reports that financial securities industry analysts publish about us or our business. We do not currently have and may not obtain any future research coverage by securities industry analysts. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our common stock could be negatively affected.

We expect to raise additional capital through equity and/or debt offerings and to provide our employees with equity incentives. Therefore, your ownership interest in the Company is likely to continue to be diluted and subordinated.

In order to fund future growth and development, the Company will likely need to raise additional funds in the future by offering shares of its preferred stock and/or other classes of equity or debt that convert into shares of preferred or common stock, any of which offerings would dilute the ownership percentage of our current stockholders. Furthermore, if and when the Company raises debt or issues preferred stock, the holders of the debt will have priority over holders of common and preferred stock, and holders of preferred stock will have priority over holders of common stock, and the Company may accept terms that restrict its ability to incur more debt.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue additional preferred stock, the holders of such preferred stock, together with current holders of Preferred Stock who choose not to convert their shares to common stock, could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Class A Common Stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the Commission or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

We have incurred and will continue to incur increased costs as a result of operating as a listed public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a listed public company, and particularly in the future when we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we have not incurred in the past. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a listed public company or the timing of such costs.

Substantial future sales of our Class A Common Stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional shares. As of March 4, 2022, we have 23,716,098 shares of Class A Common Stock outstanding. Outstanding shares of Class A Common Stock are freely tradable without restriction under the Securities Act. Furthermore, holders of our preferred stock have the option to convert their shares of preferred stock into shares of our common stock. Non-affiliated holders of our Series m Preferred Stock and Series S Preferred Stock who purchased in one of our previous Regulation A offerings who have not converted their shares to Class A Common Stock prior to September 30, 2021 had the right at that date to convert their shares into a total of approximately 7,590,356 shares of Class A Common Stock that will be freely tradeable upon issuance to the holders. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

All of our shares of common stock may be sold in the public market by existing stockholders following the expiration of the applicable lock-up period, subject to applicable limitations imposed under federal securities laws.

We intend to file one or more registration statements on Form S-8 under the Securities Act to register all shares of Class A Common Stock issued or issuable upon exercise of outstanding options under our stock plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market following the expiration of the applicable lock-up period. We expect that the initial registration statement on Form S-8 will cover shares of our Class A Common Stock.

In the future, we may also issue additional securities if we need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

Subsequent offerings or potential recapitalizations of the Company’s capital stock below the offering price or on terms better than the Shares may adversely affect the price per Share and may make it difficult for the Company to continue to sell Shares or other equity or debt securities.

If the Company makes one or more subsequent offerings or recapitalizations of its capital stock or debt at a price below the offering price or on terms otherwise better than those of the Shares, it could potentially create a benchmark price below the offering price and could proportionately reduce the relative attractiveness of the Shares to investors or could otherwise adversely impact the ability of the Company to sell the Shares or other equity or debt securities. This may in turn impact on the rights of the securities and could adversely affect the price per share of the Company’s Class A Common Stock and may make it difficult for the Company to continue to sell Shares or other equity or debt securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

31.1†

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†    Filed herewith.

+    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: March 14, 2022

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)