Form 10-K
period 2021-12-31
Knightscope, Inc.
filed 2022-03-31
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41248

KNIGHTSCOPE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2482575
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
1070 Terra Bella Avenue Mountain View, CA	94043
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 924-1025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading symbol(s)	on which registered
Class A Common Stock, $0.001 Par Value per Share	KSCP	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Class A Common Stock and, therefore, the registrant cannot calculate the aggregate market value of its Class A Common Stock held by non-affiliates as of such date. At February 28, 2022, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was $158.6 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2022, there were 23,761,895 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	The success of our products and product candidates will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital, our rolling closes of equity infusions for our financings, and the availability of future financing;
●	Unpredictable events, such as the COVID-19 outbreak, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report , as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic on economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations, except as required by law.

In this Annual Report, the words “we,” “us,” “our,” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I

Item 1. Business

Overview

We are a developer of advanced physical security technologies focused on enhancing U.S. security operations. Knightscope designs, develops, manufactures, markets, and supports Autonomous Security Robots (“ASRs”) with real-time on-site data collection and analysis and a proprietary interface for both indoor and outdoor usage. In addition, we developed and operate the Knightscope Security Operations Center (“KSOC”) which allows real-time data access, a service accessible to all our clients.

We are a Delaware Corporation, founded in April 2013. Our worldwide headquarters are located at 1070 Terra Bella Ave, Mountain View, CA 94043 and our telephone number is (650) 679-7626.

Strategy

Our primary focus is on the development, deployment, and marketing of our core technologies which are designed to be a force multiplier, offering improved situational awareness to security professionals and are suitable for most environments that require security patrol coverage. We sell our solutions under an annual subscription, Machine-as-a-Service (“MaaS”) business model, which includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access, docking stations, and unlimited software, firmware and select hardware upgrades. Our current strategy is to focus on servicing the United States for the foreseeable future before considering global expansion.

Industry background

In the United States, there are more than 8,000 private security firms and over 19,000 law enforcement agencies – a fragmented marketplace relying primarily on human beings for monitoring and patrol activities. We believe that our products offer a better economic proposition for our clients relative to a human guard or a mobile vehicle patrol unit operating 24/7, enabling security professionals to focus on strategic decision-making.

Products

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

The dimensions of the K5 are as follows: Height: 5 feet, Width: 3 feet, Weight 398 pounds.

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

The dimensions of the K3 are as follows: Height: 4 feet, Width: 2 feet, Weight 340 pounds.

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

The ASRs run on rechargeable batteries. They are configured to patrol autonomously for approximately two to three hours, following which, without human intervention, the ASRs find and dock to a charging station, recharging for approximately 20 minutes or more before resuming patrol. The ASRs remain operational during the charging period, providing 24/7 uptime to clients.

The K1 carries all the relevant features from the K3 and K5 but in a stationary format. In 2020, the Company added elevated body temperature sensing capabilities to this model. The K1 can be used indoors or outdoors and especially at ingress/egress points for both people and vehicles.

The dimensions of the K1 are: Height 5.75 feet, Width 2.7 feet, Weight: 150 pounds.

KSOC

The KSOC is our intuitive, browser-based interface that, coupled with ASRs, provides security professionals with “smart mobile eyes and ears and voice – on the ground” Once alerted of an abnormal event, such as a person spotted during a specific time in a particular location, authorized users can view the live stream of data in the KSOC from each of the ASRs in the user’s network, accessing it from a security operations center or a remote laptop.

Products in Development

The Company is in the process of developing the 5th generation of the K5, which is planned for initial release later in 2022, as well as the 2nd generation K1. In addition, the K7 multi-terrain ASR is under development. The K7 is expected to have the same features as the K5, but to employ four wheels for use on more rugged outdoor terrain such as dirt, sand, and gravel. We expect that the K7 could be utilized at airfields, power utilities, borders, solar farms, wind farms or oil or gas fields. While this technology builds on a great deal of our technology stack, we anticipate that its development will require additional time before it can be launched into full-scale production. Additionally, we have begun work on version 7.0 of the KSOC.

KNOC

The Company has built a custom set of tools that enables it to manage and monitor the network of ASRs operating in the field nationwide, which it refers to as the Knightscope Network Operations Center (“KNOC”). These tools allow our team to monitor the health of the ASRs down to the millisecond, with dozens of alerts related to critical indicators and statistics, including charging, software, navigation and temperatures. We also use the KNOC to execute over-the-air software upgrades, patches and other related items. The KNOC is staffed 24/7 by the Company in the U.S.

Additionally, the Company offers “Knightscope+” remote monitoring as an optional service that can be bundled into its MaaS subscriptions, primarily for clients that operate without a fully staffed 24/7 Security Operations Center (“SOC”).

Clients

Knightscope’s products are designed to supplement the work of security professionals and are suitable for most environments that require security patrol coverage. In the United States, there are more than 8,000 private security firms and over 19,000 law enforcement agencies – a fragmented marketplace that we believe offers numerous opportunities for disruption.

Knightscope’s ASRs provide our clients with the ability to augment their existing security infrastructure, enabling human security resources to be more strategic in their approach to security. Our MaaS solution has been deployed across a broad range of clients, including but not limited to casinos, corporations, law enforcement, and property management companies. In addition, Knightscope continues to partner with strategic resellers for our ASRs, such as large security companies looking to augment the security solutions offered to their customers with advanced technology.

Sales and Marketing

We market our products at trade shows both live and virtual, including GSX, ISC West, ISC East as well as Company-sponsored private events and on-site private demonstrations during the pre-pandemic period. The Company has been able to successfully sell new contracts through virtual private demonstrations during the pandemic and has embarked on an innovative “Robot Roadshow” beginning in the fourth quarter of 2021. The initiative entails a cross country tour of a physical “Pod” housing numerous ASRs providing a one-on-one hybrid offline/online selling technique with in-person robots and telepresence sales staff. Furthermore, we have significantly increased resources dedicated to achieving an Authority-to-Operate ("ATO") from the Federal Risk and Authorization Management Program ("FedRamp"), targeted for approximately the end of 2022. The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope.

We regularly advertise in the media through various online and offline channels.

Research and Development

Our research and development efforts focus primarily on the development of robust base technology as well as scaling efforts. In addition, we will continue to enhance our ASRs’ capabilities, features and functionality of the KSOC software platform, and develop a four-wheel version of our ASR technology, the K7, which is intended to operate in a wider range of challenging terrains. In 2021, we commenced the FedRamp certification process, which is expected to continue throughout 2022 and will require ongoing support thereafter for the foreseeable future.

Intellectual Property

The Company holds nine patents collectively covering its ASRs, the security data analysis and display features of the KSOC and its parking monitor feature. The Company also has pending patent applications relating to its ASRs, KSOC, parking monitor feature, behavioral autonomous technology and the ASRs’ behavioral autonomous technology relating to visible weapon detection. The Company owns a trademark registration for its name “Knightscope” in the U.S. On August 10, 2021, the Company filed two trademark applications (Serial Numbers: 90875695 for LONG KNIGHTSCOPE. SHORT THE CRIMINALS and 90875697 for $KSCP). The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

Manufacturing and Suppliers

Knightscope assembles its ASRs at its Mountain View, California headquarters from components manufactured by more than 75 suppliers. The Company’s top three suppliers, measured by spending, are Kaman Automation, Inc., Inc., based in Indiana, Fast Radius, based in Illinois, and E and M Electric and Machinery Inc., based in California. The Company is not highly dependent on any one supplier and believes it can source components from other suppliers and has done so when necessary. Under pre-pandemic conditions, the manufacturing lead-time for two-thirds of the Company’s components is 30 to 60 days or less, with the remainder requiring up to 90 days. Current lead times for certain components and systems are consistent with pre-pandemic lead times for a portion of the bill-of-material. With the onset of supply chain constraints, the Company has experienced delays on a few key components and increased requirements to pre-pay for certain raw material. The Company has taken certain countermeasures including, but not limited to, adjusting production schedules, renegotiating supply agreements, re-designing systems, using multiple worldwide brokers, and purchasing larger quantities of key parts in advance. Despite our efforts to minimize the impact of supply chain limitations on our operations during 2021, we expect to continue to experience some delays in our ability to build and deploy ASRs to our clients during 2022 due to global supply chain constraints, including, but not limited to, the impact of the continuing conflict in the Ukraine.

In order optimize our ability to serve our clients, we have partnered with one of our strategic investors, Konica Minolta, Inc., to train their technicians to service, maintain and support our machines-in-network and assist us with our nationwide scaling efforts.

Competition

At the moment, we are not aware of any direct competitors in the advanced physical security technology space that have viable commercial products in the United States, outdoors and indoors, at the same scale as Knightscope with actual paying clients. It is a common misconception among some people outside of the security industry that we compete against closed-circuit television (CCTV) providers. They are not, in fact, competitive products because cameras do not provide a physical presence, are typically used for forensics after an event, and do not offer a client the plethora of capabilities available in an ASR/KSOC combination. We believe that having these two types of systems working together provide a more holistic approach to promoting safety and reducing crime. While traditional human guards provide a closer comparator or competitor in some cases, we believe that utilizing our “Software+Hardware+Humans” approach is much more effective.

We are aware of a start-up, SMP Robotics Services Corp. (“SMP”), which produces an outdoor autonomous security platform that it markets through third-party distributors and is now primarily focused on international markets. We had previously listed Gamma 2 Robotics and SHARP Electronics as potential competitors in this space. However, according to industry sources, we understand that both Gamma 2 Robotics and SHARP Electronics have ceased operations in the security robot space after failed attempts to enter the market, and SMP also ceased efforts with its North American distributor. Cobalt Robotics, a start-up exclusively focused on indoor applications, may be considered a partial competitor, although its products are not fully autonomous and more of a telepresence security guard offering. Additionally, Turing AI has recently begun offering an indoor-only robot and Robotic Assistance Devices has continued to grow its stationary fixed device offerings, similar to other fixed solutions, such as those offered by Verkada.

We compete indirectly with private physical security firms that provide clients with security personnel and other security services. Our ASRs offer clients a significant cost reduction relative to the cost of human security guards. In addition, ASRs offer significantly more capabilities, such as license plate detection, data gathering, thermal imaging and people detection that are delivered consistently, on a 24-hour, 7 day per week basis, without regular human intervention. In certain cases, our technology complements and improves the operations of traditional security firms.

Government Regulation

Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, collection, recycling, treatment and disposal of covered electronic products and components.

In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. U.S. laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices) may be subject to evolving interpretations or applications in light of privacy developments. Compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.

Backlog and Seasonality

As of March 18, 2022, we had orders representing approximately $1.7 million in sales outstanding, all of which related to services that we expect to deliver within one year. As of December 31, 2021 and 2020, we had orders representing approximately $1.1 million and $0.7 million in sales outstanding, respectively.

We have not experienced any significant effects relating to seasonality for our products and services.

Human Capital

As of December 31, 2021, the Company had 55 full-time employees working primarily out of our combined headquarters and production facility in Mountain View, California. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

The Company believes that our future growth and success will depend in part on our ability to attract and retain highly-skilled employees. The executive management team is responsible for developing and executing the Company’s human capital strategy. The human capital strategy includes the attraction, acquisition, engagement, and development of the Company’s employees, which are fundamental to executing on our strategy and key to the design of employee compensation and benefits programs required to fit the needs of our employees. The CEO regularly updates the Company’s board of directors on key areas of our human capital strategy, including the following:

Diversity and Inclusion: The Company’s management team and board of directors believes in the benefits workforce diversity can provide. Innovation is critical for any technology company – and we believe that it benefits by the creative thinking that happens when people with different perspectives and backgrounds come together. We believe diverse teams can better relate to the many and varied needs of our Clients. We promote a culture where individual differences are valued which also allows us to attract the very best talent further encouraging our people to reach their full potential.

We are committed to taking action on employee feedback and have implemented both corporate and business group action plans to address employee concerns. Further, we are committed to making all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws.

We believe strongly in building a workforce that is diverse and that can build strong working relationships with our Clients. We support an inclusive culture and motivate our workforce to be themselves while at work. We are committed to providing our employees with a positive and safe work environment that is free of discrimination, harassment, and workplace violence. We encourage our employees to embrace different ideas, strengths, interests, and cultural backgrounds. Professional development and inclusion are important to us.

Health and Safety: Health, safety, and the well-being of our employees is one of our top priorities. We strive to achieve world-class safety levels on an annual basis. Our safety culture focuses on reducing workplace injuries and is supported by effective communication and reporting of workplace injuries. To protect our employees in facilities in which our teams operate, we have employed preventative measures to ensure the health and safety of our employees. We ensure our preventative measures are in compliance with the most recent local governmental regulations and requirements. These preventative measures not only apply to our physical operations, but also to health and safety measures implemented to address the COVID-19 Pandemic.

Available Information

We file reports and other information with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.knightscope.com. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information provided on, or accessible through, our website is not a part of, or incorporated into, this Annual Report on Form 10-K. You may also access this information, free of charge, at the SEC’s website at http://www.sec.gov.

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

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated obstacles may occur subsequent to the date of this report, including:

●	Our failure to maintain and grow the client base;
●	Our clients may suffer downturns, financial instability or be subject to mergers or acquisitions;
●	Our failure to develop and introduce new products;
●	Adverse changes affecting our suppliers and other third-party service providers;
●	Adverse litigation judgments, settlements, or other litigation-related costs; and
●	Adverse changes in business or macroeconomic conditions including regulatory changes.

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

From time to time, the Company may utilize a variety of forms of debt or other financing arrangements, for example the financing arrangement that we entered into in February 2019 under which we collateralized fifty (50) ASRs (this financing arrangement has since been terminated), and credit facilities that may contain covenants that limit our ability to engage in specified types of transactions. These covenants would likely limit our ability to, among other things:

●	Incur certain additional indebtedness;
●	Pay dividends on, repurchase or make distributions in respect our capital stock;
●	Make certain investments;
●	Sell or dispose of certain assets;
●	Grant liens; and
●	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

A breach of any of these covenants could result in a default under a credit facility and permit the lender to cease making loans to us. Upon the occurrence of an event of default under a loan agreement, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We may pledge a significant portion of our assets, inclusive of our intellectual property, as collateral to support a new loan agreement. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations, including bankruptcy. In the event of a bankruptcy or other reorganization of our debt, our creditors would have priority over our stockholders, and the value of your shares could be eliminated.

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

In connection with the audit of our financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness related to certain corporate finance and accounting oversight functions specifically related to the need for technical accounting and SEC expertise, which was primarily the result of the accounting for the preferred stock warrant liability, evaluation of the features of the convertible notes payable and other equity accounting items, due to lack of sufficient accounting and finance resources throughout 2021. Commencing in the quarter ended December 31, 2020, the Company hired a full-time, in-house accounting team, including a chief financial officer (“CFO”), who has the requisite U.S. GAAP and SEC Commission reporting expertise, to transition the Company from private to publicly listed. To fully address this material weakness and to continue our implementation of new controls and procedures to address this material weakness in 2022, the Company intends to augment its accounting team with additional technical accounting professionals. Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements and cause us to fail to meet our reporting obligations. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to sell our securities and to conduct future fundraising.

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

The Company has significantly increased resources dedicated to achieving an Authority-to-Operate ("ATO") from the "FedRamp", targeted for the end 2022. The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope. The Company may not achieve ATO during 2022, may never achieve an ATO, or, if achieved, may never garner new business contracts from the effort.

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

As of February 28, 2022, the holders of the Super Voting Stock beneficially held approximately 86.8% of the Company’s total voting rights, with Mr. Li and Mr. Stephens beneficially holding approximately 31.8% and 13.6%, respectively, of the Company’s voting rights. As a result, holders of the Super Voting Stock (including certain officers of the Company) will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. The interests of these stockholders may not always coincide with the interests of other securityholders of the Company.

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

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic and the continuing conflict in Ukraine.

The Company has experienced supply chain constraints resulting from the COVID-19 pandemic, which has slowed down production and will negatively impact the timing of deploying ASRs to our clients. In addition, we are also experiencing supply chain delays as a result of the impact of the continuing conflict in the Ukraine. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in receiving raw materials and components for production are likely to have an impact on sales and profitability throughout 2021 as well as 2022 and 2023.

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

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional shares. As of March 7, 2022, we have 23,761,895 shares of Class A Common Stock outstanding. Outstanding shares of Class A Common Stock are freely tradable without restriction under the Securities Act. Furthermore, holders of our preferred stock have the option to convert their shares of preferred stock into shares of our common stock. Non-affiliated holders of our Series m Preferred Stock and Series S Preferred Stock who purchased in one of our previous Regulation A and D offerings who have not converted their shares to Class A Common Stock prior to December 31, 2021 had the right at that date to convert their shares into a total of approximately 8,761,797 shares of Class A Common Stock that will be freely tradeable upon issuance to the holders, unless the Preferred Stock was issued with restrictions under Regulation D. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Knightscope currently leases its premises and owns no significant plant or equipment. The Company’s approximately 15,000 square foot facility in Mountain View, California serves as its headquarters, where it designs, engineers, tests, manufactures and supports all of its technologies. The Company wholly owns its ASRs and typically builds in batches based on client demand refraining where possible in stocking inventory or finished products.

Item 3. Legal Proceedings

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such material claims have been identified as of December 31, 2021 that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A Common Stock is listed and traded on the Nasdaq Global Market under the symbol “KSCP.” As of March 7, 2022, we had (i) 15,493 holders of record of our Class A Common Stock and (ii) 17 holders of our Class B Common Stock.

Dividends

To date, we have not paid any cash dividends on our Class A Common Stock. We expect to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future.

Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the board of directors may in its discretion consider relevant and in the best long-term interest of stockholders.

Recent Sales of Unregistered Securities

Before the offering terminated on January 26, 2022, there has not been a public market for shares of our Class A Common Stock. Previous classes of stock issued were unregistered securities.

Share Issuance and Warrants

Since its incorporation in 2013, the Company has issued multiple classes of stock and warrants in connection with various financings as described in Note 3 – Debt Obligations and Note 4 – Capital Stock and Warrants of the accompanying financial statements.

Stock Option Grants

During the year ended December 31, 2021, the Company granted stock options to employees to acquire an aggregate of 2,415,000 shares of its Class A common stock at exercise prices ranging from $2.34 to $10 per share (the “Options”) valued at approximately $8.9 million upon grant. The stock options vest and become exercisable as to 25% of the option shares after 12 months, and vest as to the remaining shares in equal monthly installments over the subsequent 48 months, subject to continuous service as of each vesting date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “Forward-Looking Statements” on page 4 and “Risk Factors” beginning on page 12, for a discussion of the uncertainties, risks and assumptions associated with these statements. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Overview

We are a developer of advanced physical security technologies focused on enhancing U.S. security operations. Knightscope designs, develops, manufactures, markets, and supports ASRs with real-time on-site data collection and analysis and a proprietary interface for both indoor and outdoor usage. In addition, we developed and operate the KSOC which allows real-time data access, a service accessible to all our clients.

Our primary focus is on the development, deployment and marketing of our core technologies which are designed to be a force multiplier, offering improved situational awareness to security professionals and are suitable for most environments that require security patrol coverage. We sell our solutions under an annual subscription, MaaS business model, which includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access, docking stations, and unlimited software, firmware and select hardware upgrades. Our current strategy is to focus on servicing the United States for the foreseeable future before considering global expansion.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our financial statements. Please see Note 1 to our financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Company Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the financial statements.

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $82 thousand and $83 thousand, depreciation expense of finished ASRs included in sales and marketing expense amounted to $71 thousand and $70 thousand, and depreciation expense included in cost of revenue, net amounted to $1.4 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

ASRs, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,041	$597
ASRs in progress	427	132
Finished ASRs	7,695	6,217
	9,163	6,946
Accumulated depreciation on Finished ASRs	(6,192)	(4,656)
ASRs, net	$2,971	$2,290

The components of the Finished ASRs, net at December 31, 2021 and 2020 are as follows:

ASRs on lease or available for lease	$6,489	$4,822
Demonstration ASRs	585	604
Research and development ASRs	320	567
Charge boxes	301	224
	7,695	6,217
Less: accumulated depreciation	(6,192)	(4,656)
Finished ASRs, net	$1,503	$1,561

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs or property and equipment was determined to be impaired during the year ended December 31, 2021 and 2020.

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an underwritten initial public offering (“IPO”). Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

The Company issued common stock warrants in connection with the execution of a certain debt financing during the year ended December 31, 2015. These common stock warrants are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital and remain outstanding as of December 31, 2021. The fair value of these common stock warrants is determined using the Black-Scholes option-pricing model.

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation, which requires that the estimated fair value on the date of grant be determined using the Black-Scholes option pricing model with the fair value recognized over the requisite service period of the awards, which is generally the option vesting period. Stock-based awards made to nonemployees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting period. The Company’s determination of the fair value of the stock-based awards on the date of grant, using the Black-Scholes option pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. For awards with graded vesting, the Company recognizes stock-based compensation expense over the service period using the straight-line method, based on shares ultimately expected to vest. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

Results of Operations

The following table sets forth certain historical statements of operations data (in thousands) and such data as a percentage of revenue for the periods indicated.

	Year ended December 31,
	2021		2020
Revenue, net	$3,407	100%	$3,335	100%
Cost of revenue, net	5,464	160%	4,634	139%
Gross loss	(2,057)	(60)%	(1,299)	(39)%
Operating Expenses
Research and development	5,601	164%	3,245	97%
Sales and marketing	12,017	353%	7,310	219%
General and administrative	4,880	143%	2,788	84%
Total operating expenses	22,498	660%	13,343	400%
Loss from operations	(24,555)	(721)%	(14,642)	(439)%
Interest expense, net	(4,333)	(127)%	(2,259)	(68)%
Change in fair value of warrant liabilities	(15,718)	(461)%	(2,425)	(73)%
Other income (expense), net	763	(22)%	(11)	—%
Total other expense, net	(19,288)	(566)%	(4,695)	(141)%
Loss before income tax expense	(43,843)	(1,287)%	(19,337)	(580)%
Income tax expense	—	—%	(4)	—%
Net loss	$(43,843)	(1,287)%	$(19,341)	(580)%

Revenue, net

Revenue for the year ended December 31, 2021 was relatively flat at approximately $3.4 million, as compared to approximately $3.3 million for the year ended December 31, 2020, primarily due to new deployments in 2021 offset by increased backlog resulting from supply chain delays and client subscription terminations.

Cost of revenue, net

Cost of revenue, net for the year ended December 31, 2021 was approximately $5.5 million, as compared to approximately $4.7 million for the year ended December 31, 2020, representing an increase of approximately $0.8 million, or approximately 18%. As a percentage of revenue, cost of revenue, net increased to 160% from 139%. The increase in cost of revenue, net was primarily related to increased depreciation, service, consumable supplies and hardware costs relating to deployed ASR’s as well as increased personnel costs partially due to increased headcount.

Gross loss

Gross loss for the year ended December 31, 2021 was approximately $2.1 million, as compared to $1.3 million for the year ended December 31, 2020, representing an increase of $0.8 million, or 59%. The increase in gross loss was primarily due to revenue remaining unchanged from 2020 to 2021 coupled with an incremental increase in costs during 2021 relating to deployed ASR’s and increased personnel related costs.

Research and Development

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Research and development	$5,601	$3,245	$2,356	73%
Percentage of total revenue	164%	97%

Research and development (“R&D”) expense for the year ended December 31, 2021 was approximately $5.6 million, or 164% of revenue, compared to R&D expense of $3.2 million, or 97% of revenue, for the year ended December 31, 2020. R&D expense increased primarily due to investment in FedRamp and cybersecurity necessitating increased headcount.

Sales and marketing

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Sales and marketing	$12,017	$7,310	$(4,707)	(64)%
Percentage of total revenue	353%	219%

Sales and marketing expense for the year ended December 31, 2021 was approximately $12.0 million, or 353% of revenue, compared to sales and marketing expense of $7.3 million, or 219% of revenue, for the year ended December 31, 2020. The increase in sales and marketing expense was primarily due to an increase in in the Company’s advertising expense during the 2020 and 2021 Regulation A Offerings as well as increased investment in professional services to support sales during 2021.

General and administrative

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
General and administrative	$4,880	$2,788	$2,092	75%
Percentage of total revenue	143%	84%

General and administrative (“G&A”) expense for the year ended December 31, 2021 was approximately $4.9 million, or 143% of revenue, compared to G&A expense of $2.8 million, or 84% of revenue, for the year ended December 31, 2020. The increase in G&A expense was primarily due to an increase in personnel related costs relating to hiring an in-house accounting team and chief financial officer as well as legal and professional services incurred in connection with changing transfer agents, high volumes of stock conversions, and the 2021 Offering and public listing efforts.

Interest expense, net

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Interest expense, net	$4,333	$2,259	$2,074	92%
Percentage of total revenue	127%	68%

Interest expense, net for the year ended December 31, 2021 was approximately $4.3 million, compared to interest expense net of $2.3 million for the year ended December 31, 2020. The increase in interest expense is primarily due to an increase in the amortization of debt discount by $1.5 million and an increase in the cumulative principal balance related to convertible notes.

Change in fair value of warrant liability

The expense relating to the change in the fair value of warrant liability increased by approximately $13.3 million for the year ended December 31, 2021 to $15.7 million, as compared to expense relating to the fair value of warrant liability for the year ended December 31, 2020 of $2.4 million. The change in the fair value of the warrant liability is attributable to the increase in the fair value of the preferred stock warrants that are accounted for as a liability.

Other income (expense), net

Other income, net for the year ended December 31, 2021 was approximately $0.8 million, as compared to other expense, net of $11 thousand for the year ended December 31, 2020. The increase in other income, net was primarily due to the PPP Loan (as described in Note 3: Debt Obligations) forgiveness in May 2021 that was recorded as other income, net offset by fees relating to Dimension Funding referral fees (see Liquidity and Capital Resources below).

The following table sets forth total other income (expense), as described above, for the periods indicated:

	Year Ended
	December 31
	2021	2020	$ Change	% Change
Interest expense, net	$(4,333)	$(2,259)	$(2,074)	(92)%
Change in fair value of warrant liability	(15,718)	(2,425)	$(13,293)	(548)%
Other income, net	763	(11)	774	7,031%
Total other income (expense)	$(19,288)	$(4,695)	$(14,593)	311%

Liquidity and Capital Resources

As of December 31, 2021, and 2020, we had $10.7 million and $7.1 million, respectively, of cash and cash equivalents. As of December 31, 2021, the Company also had an accumulated deficit of approximately $113.7 million, working capital of $1.1 million and stockholders’ deficit of $ 82.9 million. On April 20, 2021, the Company entered into a Referral Agreement with Dimension Funding, LC (“Dimension”), whereby the Company can generate up to $10 million of immediate cash flow by referring its clients to Dimension for financing of their annual fees over the MaaS subscription term. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASR’s by accelerating collection of its accounts receivable. In addition, as of March 16, 2022, the Company’s cash balance was approximately $22.3 million, which includes net proceeds from the Regulation A Offering terminated on January 26, 2022 as disclosed in Note 10 – Subsequent Events. The Company has projected operating losses and negative cash flows of approximately $1.5 million per month, on average, for the next several months. The Company has sufficient working capital to fund at least twelve months of operations. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations beyond this period. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Year ended December 31,
	2021	2020

	(In thousands)
Net cash used in operating activities	$(20,106)	$(15,169)
Net cash used in investing activities	(2,333)	(632)
Net cash provided by financing activities	26,131	22,249
Net increase in cash and cash equivalents	$3,692	$6,448

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities for the year ended December 31, 2021 increased by $4.9 million to $20.1 million, compared to $15.2 million for the year ended December 31, 2020. This increase was due to a net loss increase of approximately $24.5 million and increases in cash used in operating activities over the prior year of approximately $0.6 million and $0.1 million resulting from changes in prepaid expenses and accounts receivable, respectively, along with foregiveness of the PPP loan of approximately $0.8 million. These increases were partially offset by decreases over the prior year resulting from changes of approximately $13.3 million, $3.1 million, $1.5 million, $1.0 million, $0.4 million, $0.8 million, $0.5 million, $0.4 million, and $0.2 million in the fair value of warrants, accounts payable and accrued expenses, amortization of debt discount, interest related to preferred stock warrants, accured interest, stock compensation expense, other current and noncurrent liabilities, deferred revenue, and depreciation and amortization, respectively.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the year ended December 31, 2021 was approximately $2.3 million compared to $0.6 million for the year ended December 31, 2020, an increase of $1.7 million. The increase was primarily a result of an increase in the investment in ASRs.

Net Cash Provided by Financing Activities

Our financing activities for the year ended December 31, 2021, consisted primarily of raising proceeds through issuing stock in connection with the Company’s 2020 Regulation A offering and the issuance of convertible preferred notes.

Net cash provided by financing activities was approximately $26.1 million for the year ended December 31, 2021, an increase of approximately $3.9 million as compared to the year ended December 31, 2020 primarily driven by an increase in net proceeds from the issuance of convertible notes of approximately $7.1 million and no net loan proceeds and loan payments in 2021 providing approximately $1.7 million offset by lower net proceeds received from the issuance of Series S Preferred Stock of approximately $5.0 million, versus 2020, relating to the sale of Series S Preferred Stock in connection with the 2020 Regulation A Offering that terminated on April 21, 2021.

Series S Preferred Regulation A Offerings

On May 21, 2019 the Company filed an offering statement in connection with a proposed offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2019 Regulation A Offering”). The 2019 Regulation A Offering terminated on July 22, 2020. The Company issued 2,937,467 shares of Series S Preferred Stock and raised approximately $23.5 million from the 2019 Regulation A offering, offset by $2.2 million in issuance costs.

On September 15, 2020, the Company filed an offering statement in connection with a proposed offering of up to $25 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2020 Regulation A Offering”). The 2020 Regulation A Offering terminated on April 21, 2021. As of December 31, 2021, the Company issued 2,107,330 shares of Series S Preferred Stock and raised approximately $21.1 million from the 2020 Regulation A Offering, offset by $2.3 million in issuance costs.

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 – Capital Stock and Warrants to the audited financial statements for details). Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expired on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for interest at a rate of 12% per annum payable upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control.

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million). Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share, originally set to expire on December 31, 2021.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement (see Note 3 -- Debt Obligations -- Convertible Note Financing) and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes would automatically convert into Class A common stock upon the listing of the Company’s Class A common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and will commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A common stock was not changed and remains at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

In connection with the Convertible Note Financing, later amended on November 18, 2021, William Santana Li, Chairman and Chief Executive Officer of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy and related to the outstanding securities to which the Voting Proxy applies, represents approximately 1.15% of the Company’s aggregate voting power as of February 28, 2022.

The Series S Preferred Stock has a right to convert at any time into Class A Common Stock. The initial conversion rate was 1:1, which conversion rate will continue to be adjusted pursuant to the broad-based weighted average anti-dilution adjustment provisions provided for in the Company’s amended and restated certificate of incorporation, including without limitation as a result of the issuance of warrants to purchase Series S Preferred Stock in connection with the Convertible Note Financing referenced in the paragraph above, which may continue to have closings simultaneously with the Regulation D Offering of Series S Preferred Stock. As of December 31, 2021, the conversion rate has been adjusted to approximately 1.1069 shares of Class A Common Stock for every 1 share of Series S Preferred Stock, and remains subject to further adjustment.

In connection with the placement of the Series m-3 Preferred Stock during the years ended December 31, 2017 and 2018, the Company issued to the purchasers warrants to purchase an aggregate of 1,432,786 shares of Series m-3 Preferred Stock. These warrants have an exercise price of $4.00 per share. Pursuant to a second amendment to the Warrants to Purchase Shares of Series M-3 Preferred Stock Agreement dated November 18, 2021, the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and shall be exercisable, in whole or in part, beginning January 1, 2023. In addition, the cashless exercise feature was removed from the warrants.

Credit Facilities

In November 2016, the Company granted each of Structural Capital Investments II, LP and Structural Capital Investments II-C, LP a warrant to purchase an aggregate of 53,918 Series B Preferred Stock shares. The warrants have an exercise price of $2.0401 per share and expire upon the later of November 7, 2026 or two years following the Company’s firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act, provided that the aggregate gross proceeds to the Company are not less than $50 million.

In May 2018, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which allowed for individual term loans to be drawn in amounts totaling up to $3.5 million (the “SVB Loan Facility”). The Company had the ability to draw funds under the SVB Loan Facility until the earlier of January 10, 2019 or an event of default. Each individual term loan called for 18 equal monthly payments of principal plus accrued interest which would fully amortize the term loan. Outstanding borrowings under the term loan agreement bore interest at a floating rate of 1.75% above the prime rate as published in the Wall Street Journal. Only one individual term loan in the amount of $0.4 million was drawn by the Company in May 2018. The loan was fully repaid in February 2019 in connection with a new $3 million debt received from Farnam Street Financial (“Farnam”).

In connection with the SVB Loan Facility, the Company granted Silicon Valley Bank a warrant to purchase up to 77,413 shares of the Company’s Class B Common Stock at an exercise price of $1.26 per share and which expires on the earlier of ten years from the date of the warrant or a change in control of the Company.

In order to obtain capital to finance our operations, in February 2019 the Company entered into a financing arrangement with Farnam for $3 million (the “Farnam Financing Arrangement”). Under the Farnam Financing Arrangement, we collateralized fifty (50) ASRs and had an initial repayment period of two years for a monthly payment of $0.1 million plus tax and an option to repurchase these ASRs for $1.4 million plus tax or, at the end of the two-year period (March 2021) we could elect to extend the repayment period for one additional year at a monthly payment of $0.1 million plus tax with a final payment of $0.6 million plus tax at the end of the additional year. The effective interest rate under the two and three-year repayment periods was 35% and 31%, respectively. On April 24, 2020, we amended the Farnam Financing Arrangement with Farnam by deferring the March and April 2020 payments due to Farnam to the end of the Farnam Financing Arrangement and by extending the term of the agreement by two months and forgoing security deposit of $0.2 million paid to Farnam. The Farnam Financing Arrangement with Farnam was terminated and settled in November 2020, with no subsequent payments due to Farnam. The final payment to Farnam consisted of the aggregate amount of remaining payments due through March 2021 and a reduced equipment purchase amount of $1 million plus tax.

On April 24, 2020, the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $0.8 million made to Knightscope under the Paycheck Protection Program that was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The PPP Loan to Knightscope was made through Fresno First Bank. The interest rate on the PPP Loan was 1.00% and the term is two years.

The Company submitted its PPP Loan forgiveness application to the SBA in January 2021. The PPP Loan of $0.8 million and the accrued interest of $9 thousand were forgiven by the SBA on May 20, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information

Item 8. Financial Statements and Supplementary Data

KNIGHTSCOPE, INC.

Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knightscope, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Knightscope, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2020.

San Jose, California

March 31, 2022

KNIGHTSCOPE, INC.

BALANCE SHEET

(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,749	$7,057
Restricted cash	100	100
Accounts receivable, (net of allowance for doubtful accounts of $250 and $279 as of December 31, 2021 and 2020, respectively)	1,189	874
Prepaid expenses and other current assets	1,299	757
Total current assets	13,337	8,788
Autonomous Security Robots, net	2,971	2,290
Property, equipment and software, net	117	22
Operating lease right-of-use-assets	1,077	1,624
Other assets	78	220
Total assets	$17,580	$12,944

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,514	$232
Accrued expenses	1,191	864
Deferred revenue	889	522
Debt obligations	7,109	—
Operating lease liabilities	648	560
Other current liabilities	893	460
Total current liabilities	12,244	2,638
Debt obligations	—	4,579
Preferred stock warrant liability	30,566	5,617
Operating lease liabilities	485	1,133
Total liabilities	43,295	13,967

Commitments and contingencies (Note 9)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of December 31, 2021 and 2020, 19,617,107 and 25,770,360 shares issued and outstanding at December 31, 2021 and 2020, respectively; aggregate liquidation preference of $60,841 and $78,919 as of December 31, 2021 and 2020, respectively	57,218	65,162

Stockholders' deficit:
Class A common stock, $0.001 par, 114,000,000 shares authorized as of December 31, 2021 and 2020, 5,936,929 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6	—
Class B common stock, $0.001 par, 30,000,000 shares authorized as of December 31, 2021 and 2020, 13,131,197 and 10,189,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	10
Additional paid-in capital	30,745	3,051
Accumulated deficit	(113,697)	(69,246)
Total stockholders' deficit	(82,933)	(66,185)
Total liabilities, preferred stock and stockholders’ deficit	$17,580	$12,944

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2021	2020
Revenue, net	$3,407	$3,335
Cost of revenue, net	5,464	4,634
Gross loss	(2,057)	(1,299)

Operating expenses:
Research and development	5,601	3,245
Sales and marketing	12,017	7,310
General and administrative	4,880	2,788
Total operating expenses	22,498	13,343

Loss from operations	(24,555)	(14,642)

Other income (expense):
Interest expense, net	(4,333)	(2,259)
Change in fair value of warrant liabilities	(15,718)	(2,425)
Other income (expense), net	763	(11)
Total other income (expense)	(19,288)	(4,695)

Loss before income tax expense	(43,843)	(19,337)
Income tax expense	—	(4)
Net loss	(43,843)	(19,341)
Preferred stock dividends	(608)	(658)
Net loss attributable to common stockholders	$(44,451)	$(19,999)
Basic and diluted net loss per share of Class A and Class B common stock	$(4.18)	$(1.96)
Weighted average shares used to compute basic and diluted net loss per share	10,631,774	10,189,000

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands except share data)

	Series m		Series m-1		Series m-2				Series m-4				Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Series m-3		Preferred		Series S		Preferred		Preferred		common		common				Total
	stock		stock		stock		Preferred stock		stock		Preferred stock		stock		stock		stock		stock		Additional	Accumulative	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Deficit
Balance at December 31, 2019	5,339,215	$13,866			1,660,756	$4,982	16,757	$46	1,432,786	$5,168	781,870	$5,604	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,179,000	$10	$2,529	$(49,247)	$(46,708)

Stock based compensation																					519		519

Stock options exercised																			10,000	—	3		3

Issuance of Series s Preferred stock, net of issuance costs											2,949,378	21,531
																							—
Series m-4 accrued dividend										658												(658)	(658)

Net loss																						(19,341)	(19,341)

Balance at December 31, 2020	5,339,215	13,866	—	—	1,660,756	4,982	16,757	46	1,432,786	5,826	3,731,248	27,135	8,936,015	3,865	4,653,583	9,442	—	—	10,189,000	10	3,051	(69,246)	(66,185)

Stock based compensation																					1,269		1,269

Warrants expired																					14		14

Warrants Exercised			186,872	1,319

Stock options exercised																	4,396	—			4		4

Issuance of Series s Preferred stock, net of issuance costs											1,855,904	16,545											—

Share conversion to common stock	(764,298)	(1,985)			(409,090)	(1,227)			(1,432,786)	(6,434)	(1,881,913)	(13,685)	(2,780,451)	(1,202)	(927,491)	(1,883)	5,932,533	6	2,942,197	3	26,407		26,416

Series m-4 accrued dividend										608												(608)	(608)

Net loss																						(43,843)	(43,843)

Balance at December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	—	$—	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(43,843)	$(19,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552	1,354
Stock compensation expense	1,269	519
Change in fair value of warrant liability	15,718	2,425
Amortization of debt discount	2,448	974
Loss from damage of Autonomous Security Robots	5	59
PPP loan forgiveness	(832)	—
Accrued interest	914	513
Interest expense related to warrants for preferred stock	982	—
Changes in operating assets and liabilities:
Accounts receivable	(315)	(219)
Prepaid expenses and other current assets	(542)	90
Other assets	142	100
Accounts payable	1,282	(736)
Accrued expenses	327	(782)
Deferred revenue	367	(35)
Other current and noncurrent liabilities	420	(90)
Net cash used in operating activities	(20,106)	(15,169)

Cash Flows From Investing Activities
Autonomous Security Robots	(2,216)	(632)
Purchase of property and equipment	(117)	—
Net cash used in investing activities	(2,333)	(632)

Cash Flows From Financing Activities
Proceeds from stock options exercise	4	3
Proceeds from issuance of Series s Preferred Stock offering, net	16,545	21,531
Proceeds for the issuance of convertible notes, net of issuance costs	9,582	2,443
Principal repayments on loan payable	—	(2,851)
Proceeds from issuance of loans payable, net of issuance costs	—	1,123
Net cash provided by financing activities	26,131	22,249
Net change in cash and cash equivalents	3,692	6,448
Cash, cash equivalents and restricted cash at beginning of year	7,157	709
Cash, cash equivalents and restricted cash at end of year	$10,849	$7,157
Supplemental Disclosure of Cash Flow Information
Cash paid for interest during the year	$—	$769
Cash paid for income taxes	$—	$4

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Issuance of warrants for preferred stock	$10,564	$946
Series m-4 accrued dividend	$608	$658
Cashless exercise of warrants for preferred stock	$1,319	$—
Conversion of preferred stock to common stock	$26,416	$—
Expiration of warrants for preferred stock	$14	$—
Autonomous Security Robots costs in accounts payables and accrued expenses	$—	$59

See accompanying Notes to Financial Statements.

4,333NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars in thousands, unless otherwise stated)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the “Company”), was incorporated on April 4, 2013 under the laws of the State of Delaware.

The Company designs, develops, builds, deploys, and supports advanced physical security technologies. The Knightscope solution to reducing crime combines the physical presence of our proprietary Autonomous Security Robots (“ASRs”) with real-time on-site data collection and analysis and a human-machine interface. Two of our ASRs, the outdoor “K5” and the indoor “K3”, autonomously patrol client sites without the need for remote control to provide a visible, force multiplying, physical security presence to help protect assets, monitor changes in the environment and deter crime. They gather real-time data using a large array of sensors. The data is accessible through the Knightscope Security Operations Center (“KSOC”), an intuitive, browser-based interface that enables security professionals to review events generated, allowing them to have their eyes, ears, and voice on the ground 24/7/365 in multiple locations at the same time. from “really smart mobile eyes and ears” to do their jobs more effectively.

Basis of Presentation and Liquidity

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs (hardware and software).

Cash and cash equivalents on hand was $10.7 million as of December 31, 2021, compared to $7.1 million as of December 31, 2020. The Company has historically incurred losses and negative cashflows from operations. As of December 31, 2021, the Company also had an accumulated deficit of $113.7 million, working capital of $1.1 million and stockholders’ deficit of $82.9 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. On April 20, 2021, the Company secured up to $10.0 million in financing of Client Machine-as-a-Service (“MaaS”) subscriptions. The Company’s Regulation A Offering terminated on April 21, 2021, generating additional cash proceeds, net of issuance costs, of $18.8 million as of December 31, 2021. During the fourth quarter of 2021, the Company received $9.6 million in the form of Convertible Notes containing the same terms and conditions as previously issued Convertible Notes and Warrants, as amended. Subsequent to December 31, 2021, as disclosed in Note 10 - Subsequent Events, in connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A Common Stock and generating net proceeds of approximately $20.2 million. As a result, the Company believes it has adequate resources to continue as a going concern through 12 months from the filing of this Annual Report on Form 10-K. However, as the Company did not raise the full offering amount, management's plans include seeking additional financing activities such as issuances of equity, issuances of debt and convertible debt instruments. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing and is pursuing opportunities to obtain additional financing in the future through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

Comprehensive Loss

Net loss was equal to comprehensive loss for years ended December 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of our ASRs and property and equipment, certain estimates required within revenue recognition, estimating fair values of Company’s common stock, share-based awards and warrant liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

Restricted Cash

The Company has restricted cash as a collateral for the Company’s corporate credit card program. As of December 31, 2021 and 2020, the carrying value of restricted cash was $0.1 million.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits the credit exposure of its cash and cash equivalent balances by maintaining its accounts in high credit quality financial institutions. Cash and cash equivalent deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, the Company has not experienced any losses on such accounts. As of December 31, 2021 and 2020, the Company had cash and cash equivalent balances exceeding Federal Deposit Insurance Corporation (“FDIC”) insured limits by $10.5 million and $6.8 million, respectively.

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable are derived from the rental of proprietary ASRs along with access to browser-based interface KSOC. The Company reviews its receivables for collectability based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for doubtful accounts. Based on these assessments, the Company determined that an allowance for doubtful accounts of $0.3 million and $0.3 million on its accounts receivable balance as of December 31, 2021 and 2020, respectively, was appropriate.

As of December 31, 2021, the Company had one Client whose accounts receivable balance, including unbilled amounts, totaled 10% or more of the Company’s total accounts receivable (19%) compared with two such Clients as of December 31, 2020 (30% and 23%).

For the year ended December 31, 2021, the Company had two clients who individually accounted for 10% or more of the Company’s total Client revenue (15% and 10%) compared with three clients for the year ended December 31, 2020 (21%, 15% and 10%).

Prepaid expenses and other current assets

Prepaid and other current assets is comprised of the following (in thousands):

	December 31,
	2021	2020
Prepaid inventory	$183	$34
Prepaid expense	525	156
2021 Regulation A offering and public listing	215	—
Research and developement tax credit	376	235
Other current assets	—	332
	$1,299	$757

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $82 and $83, depreciation expense of finished ASRs included in sales and marketing expense amounted to $71 and $70, and depreciation expense included in cost of revenue, net amounted to $1.4 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

ASRs, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,041	$596
ASRs in progress	427	133
Finished ASRs	7,695	6,217
	9,163	6,946
Accumulated depreciation on Finished ASRs	(6,192)	(4,656)
ASRs, net	$2,971	$2,290

The components of the Finished ASRs, net, are as follows (in thousands):

	December 31,
	2021	2020
ASRs on lease or available for lease	$6,489	$4,822
Demonstration ASRs	585	604
Research and development ASRs	320	567
Charge boxes	301	224
	7,695	6,217
Less: accumulated depreciation	(6,192)	(4,656)
Finished ASRs, net	$1,503	$1,561

Property, Equipment and Software

Property, equipment and software, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Computer equipment, software and furniture, fixtures and equipment are depreciated over useful lives ranging from three to five years, and leasehold improvements are depreciated over the respective lease term or useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations in the period realized.

Property, equipment, and software, as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31
	2021	2020
Computer equipment	$159	$52
Software	8	8
Furniture, fixtures & equipment	314	314
Leasehold improvements	46	44
	527	418
Accumulated depreciation	(410)	(396)
Property and equipment, net	$117	$22

Depreciation and amortization expense on property, equipment and software included in research and development expenses amounted to $6 and $9, cost of revenue, net amounted to $10 and $26 million and general and administrative expenses decreased to almost zero from $7 for the years ended December 31, 2021 and 2020 respectively. Depreciation and amortization expense relating to  sales and marketing was insignificant for all periods presented.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs or property and equipment was determined to be impaired during the year ended December 31, 2021 and 2020.

Leases

The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s balance sheet. The Company does not have any finance lease ROU assets or liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the rate implicit in the lease is not readily determinable, the Company generally uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company factors in publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company’s ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Accounting Standards Update (“ASU”) Number 2016-02 Leases (Topic 842) (“Topic 842”),  occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease ROU asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease ROU asset and liability were recognized at the adoption date of Accounting Standards Codification 842, Leases (“ASC 842”), based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 12% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2021, the weighted-average remaining lease term was 1.67 years for the Company’s leased properties.

The Company’s lease contracts often include lease and non-lease components. For facility leases, the Company has elected the practical expedient offered by the standard to not separate lease from non-lease components and accounts for them as a single lease component.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an underwritted initial public offering (“IPO”). Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

Revenue Recognition

The Company derives its revenues primarily from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts under the lease accounting that typically have a twelve (12)-month term. In addition, the Company derives non-lease revenue items such as professional services related to ASRs’ deployments, special decals, shipping costs and training if any, recognized when control of these services is transferred to the clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a twelve (12)-month term.

The following table summarizes revenue by timing of recognition:

	Year Ended
	December 31, 2021	December 31, 2020
Point in time	$27	$27
Transferred over time	3,380	3,308
	$3,407	$3,335

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Accounts receivable and deferred revenue were as follows:

	December 31, 2021	December 31, 2020
Deferred revenue - short term	$889	$522
Revenue recognized in the year ended related to amounts included in deferred revenue at the beginning of the periods	$249	$101

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contracts.

Other revenue, net

Other non-ASR related revenues such as deployment services, decals and training revenue are recognized when services are delivered. Revenue from these transactions has been immaterial for all periods presented and is included in revenue, net.

Cost of revenue, net

Cost of revenue, net includes depreciation of the ASRs over the useful lives of the ASRs, labor and associated benefits incurred in the production and maintenance of the ASRs, data and communications fees, routine maintenance costs, shipping costs, and other direct costs incurred during assembly and deployment.

Shipping and Handling Costs

The Company classifies certain shipping and handling costs as cost of revenue, net in the accompanying statements of operations. The amounts classified as cost of revenue, net represent shipping and handling costs associated with the deployment or returns of the ASRs directly to or from clients. Management believes that the classification of these shipping and handling costs as cost of revenue, net better reflects the cost of producing the ASRs and selling its services. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and clients are recorded as sales and marketing expenses.

The shipping and handling costs recorded within cost of revenue, net totaled approximately $73 and $12 for the years ended December 31, 2021 and 2020, respectively. Shipping and handling costs recorded within sales and marketing was insignificant for the years ended December 31, 2021 and 2020, respectively.

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which requires that the estimated fair value on the date of grant be determined using the Black-Scholes option pricing model with the fair value recognized over the requisite service period of the awards, which is generally the option vesting period. Stock-based awards made to nonemployees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting period. The Company’s determination of the fair value of the stock-based awards on the date of grant, using the Black-Scholes option pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. For awards with graded vesting, the Company recognizes stock-based compensation expense over the service period using the straight-line method, based on shares ultimately expected to vest. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

Deferred Offering Costs

Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged against the net proceeds of the related stock issuances upon the completion of an offering or to expense if the offering is not completed or aborted.

Research and Development Costs

Research and development costs primarily consist of employee-related expenses, including salaries and benefits, share-based compensation expense, facilities costs, depreciation and other allocated expenses. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded in sales and marketing expense in the Company’s statements of operations as incurred. Advertising expense was $9.7 million and $4.9 million for the years ended December 31, 2021 and 2020, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. Additionally, the Company assesses its uncertain tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Basic and Diluted Net Loss per Share

Net loss per share of Class A and Class B common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock are entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the Dividend Rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each Dividend Period on the applicable Dividend Payment Date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s convertible preferred stock, other than Series m-4 Preferred Stock, are also entitled to noncumulative dividends prior and in preference to common stock and do not have a contractual obligation to share in the losses of the Company. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

Basic net loss per share of Class A and Class B common stock is computed by dividing net loss attributable to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of Class A and Class B common stock outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share consist of the following:

	December 31,
	2021	2020
Series A Preferred Stock (convertible to Class B common stock)	6,155,564	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	3,726,092	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	4,574,917	5,339,215
Series m-1 Preferred Stock (convertible to Class A common stock)	186,872	—
Series m-2 Preferred Stock (convertible to Class B common stock)	1,251,666	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	16,757	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	—	1,432,786
Series S Preferred Stock (convertible to Class A common stock)	3,705,239	3,731,248
Warrants to purchase common stock (convertible to Class B common stock)	121,913	121,913
Warrants to purchase Series B (convertible to Class B Common Stock)	53,918	53,918
Warrants to purchase of Series m-1 (convertible to Class A Common Stock)	—	266,961
Warrants to purchase of Series m-3 (convertible to Class A Common Stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A Common Stock)	4,441,814	2,525,714
Convertible Notes	5,883,628	1,282,143
Stock options	9,015,418	9,019,814
Total potentially dilutive shares	40,566,584	40,473,609

As all potentially dilutive securities are anti-dilutive as of December 31, 2021 and 2020, diluted net loss per share of Class A and Class B common stock is the same as basic net loss per share for each year.

Accounting Pronouncements Adopted in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments, and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance also requires franchise tax (or similar tax) to be recognized as non-income tax unless partially based on net income. The new standard becomes effective for annual reporting periods beginning after December 15, 2020 for public entities and December 31, 2021 for all other entities, and interim periods within those fiscal years with early adoption permitted. On January 1, 2021, the Company early adopted ASU 2019-12. The adoption of ASU 2019-12 did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable.

ASU 2016-03 is effective for public entities eligible to be a smaller reporting company for fiscal years  beginning after December 15, 2023. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update is to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adoption on its financial statements.

NOTE 2: Fair Value Measurement

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liabilities. The inputs used in estimating the fair value of the warrant liabilities are described in Note 4 -- Capital Stock and Warrants.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2021 and 2020 and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$370	$—	$—	$370
Warrant liability – Series m-3 Preferred Stock	$7,156	$—	$—	$7,156
Warrant liability – Series s Preferred Stock	$23,040	$—	$—	$23,040

	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash equivalents:
Money market funds	$4,523	$4,523	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$88	$—	$—	$88
Warrant liability – Series m-1 Preferred Stock	$315	$—	$—	$315
Warrant liability – Series m-3 Preferred Stock	$1,219	$—	$—	$1,219
Warrant liability – Series s Preferred Stock	$3,995	$—	$—	$3,995

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the years ended December 31, 2021 and 2020, which were measured at fair value on a recurring basis:

Warrant Liability
Balance as of December 31, 2019	$2,246
Initial fair value of Series s Preferred Stock warrants	946
Revaluation of Series B, m-1, m-3 and s Preferred Stock warrants	2,425
Balance as of December 31, 2020	5,617
Initial fair value of Series s Preferred Stock warrants	10,564
Expired warrants	(14)
Exercise of warrants	(1,319)
Revaluation of Series B, m-3 and s Preferred Stock warrants	15,718
Balance as of December 31, 2021	$30,566

NOTE 3:  Debt Obligations

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

A warrant for 77,413 shares of class B common stock was also issued to the lender in conjunction with the Loan Agreement and remains outstanding as of December 31, 2021.

Financing Arrangement

On February 28, 2019 the Company entered into a financing arrangement with Farnam Street Financial (“Farnam”) for $3 million (“Financing Arrangement”). Under the Financing Arrangement, the Company collateralized fifty (50) ASRs and has an initial repayment period of two years for a monthly payment of $0.1 million per month plus tax and an option to purchase these ASRs back for $1.4 million plus tax or, at the end of the two year period (March 2021) the Company can elect to extend the repayment period for an additional year at a monthly payment of $7 thousand per month plus tax with a final payment of $0.6 million plus tax at the end of the additional year. The Financing Arrangement was subsequently amended to defer certain monthly payments due in 2020 – see Note 10 – Subsequent Events. The effective interest rate under the two and three-year repayment periods is 35% and 31%, respectively. The Company accounts for this Financing Arrangement with Farnam by accreting the financing amount using the effective interest rate and assuming repurchase option taking place in March 2021. Interest expense on the Farnam Financing Arrangement during the year ended December 31, 2020 was $0.6 million. The Financing Arrangement with Farnam was terminated and settled in November 2020. The final payment to Farnam consisted of the aggregate amount of remaining payments due through March 2021 and a reduced equipment purchase amount of $1 million plus tax.

Convertible Note Financing

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (20% warrant coverage) (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated, to the same group of Convertible Note Financing investors, to exchange their outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for payment of accrued interest at a rate of 12% per annum upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control.

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of $14.7 million. Interest expense on the Convertible Note Financing during the year ended December 31, 2021 was $0.9 million. Warrants for the purchase of 1,916,100 shares of Series S Preferred Stock were also issued and accrued for, to the holder of the convertible notes and were recorded as a reduction to the convertible notes balance as a debt issuance cost and is being amortized to interest expense over the term of the loan (see Note 4 – Capital Stock and Warrants) using the effective interest method. As of December 31, 2021, total Convertible Notes receipts of $14.7 million were offset by $12.7 million of Convertible Note financing issuance costs related to Series S Preferred Stock warrants of which $3.5 million has been amortized ($2.4 in the year ended December 31, 2021), additionally offset by $0.1 million of convertible note legal fees which has been fully amortized ($0.1 million in the year ended December 31, 2021) and accrued interest expense of $1.6 million. The Convertible Note automatically converts under various scenarios including a qualified financing or initial public offering. As of January 1, 2020, the Convertible Note is convertible at the investors’ option at prices as follows: (i) on or before June 30, 2020, $4.50 per share; (ii) after June 30, 2020, but on or before December 31, 2020, $4.00 per share; (iii) after December 31, 2020, but on or before June 30, 2021, $3.50 per share; and (iv) after June 30, 2021, $2.50 per share.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes will automatically convert into Class A Common Stock upon the listing of the Company's common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and will commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A Common Stock was not changed and remains at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

On December 9, 2019, the Company entered into a Financing Arrangement with Reliant Funding (“December 2019 Financing Arrangement”) to receive $0.3 million to be repaid in sixty-three (63) equal payments of $5 per business day over approximately three months. The annual effective interest rate of this December 2019 Financing Arrangement was 37%. The loan was paid off on March 11, 2020.

On March 19, 2020, the Company entered into a Financing Agreement with Wall Street Funding (“March 2020 Financing Arrangement”). Under the March 2020 Financing Arrangement, the Company received $0.3 million which was repaid over one hundred (100) equal payments of $4 payable each business day. The effective interest rate under this repayment period was 419%. The loan was paid off on August 07, 2020.

On April 24, 2020, the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $0.8 million made to Knightscope under the Paycheck Protection Program that was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The PPP Loan to Knightscope was made through Fresno First Bank. The interest rate on the PPP Loan was 1.00% and the term was two years.

The Company submitted its PPP Loan forgiveness application to the SBA in January 2021. The PPP Loan of $0.8 million and the accrued interest of $9 were forgiven by the SBA on May 20, 2021.

The amortized carrying amount of our debt obligations consists of the following:

	December 31,
	2021	2020
Convertible notes, net of fees and discount	$7,109	$3,756
PPP Loan	—	823
Total debt	7,109	4,579
Less: current portion of debt obligations	7,109	—
Non-current portion of debt obligations	$—	$4,579

NOTE 4: Capital Stock and Warrants

In May 2019, the Company amended and restated its Certificate of Incorporation. As of December 31, 2021, the Company was authorized to issue three classes of $0.001 par value stock consisting of Class A common stock (“Class A Common Stock”), Class B common stock (“Class B Common Stock”) and Preferred Stock totaling 187,405,324 shares. The total number of shares the Company has the authority to issue under each class consists of common stock designated as 114,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock, 43,405,324 shares of $0.001 par value Preferred Stock, with Preferred Stock designated as 8,936,015 shares of Series A Preferred Stock (“Series A Preferred Stock”), 4,707,501 shares of Series B Preferred Stock (“Series B Preferred Stock”), 6,666,666 shares of Series m Preferred Stock (“Series m Preferred Stock”), 333,334 shares of Series m-1 Preferred Stock (“Series m-1 Preferred Stock”), 1,660,756 shares of Series m-2 Preferred Stock (“Series m-2 Preferred Stock”), 3,490,658 shares of Series m-3 Preferred Stock (“Series m-3 Preferred Stock”), 13,108,333 shares of Series S Preferred Stock (“Series S Preferred Stock”) and 4,502,061 shares of Series m-4 Preferred Stock (“Series m-4 Preferred Stock”).

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

Effective December 23, 2016, the Company was qualified by the SEC to offer up to 6,666,666 shares of Series m Preferred Stock to accredited and non-accredited investors in an offering pursuant to Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). The offering commenced in January 2017 for up to $20 million of the Company’s Series m Preferred Stock pursuant to Regulation A at a price of $3.00 per share and closed at the end of 2017. The Company received net proceeds of approximately $18.2 million from the sale of its Series m Preferred Stock through the Regulation A offering as well as from private placement transactions through December 31, 2017. The Company entered into Series m-3 Preferred Stock Purchase Agreements with certain purchasers pursuant to which the Company issued and sold directly to the purchasers an aggregate of 1,038,571 and 410,972 shares of the Company’s Series m-3 Preferred Stock in December 2017 and year ended 2018, respectively, par value $0.001 per share, at a price of $3.50 per share. The Company received net proceeds of approximately $3.6 million and $1.4 million in December 2017 and the year ended 2018, respectively.

In January and February 2018, the Company converted 1,327,423 shares of Series m Preferred Stock into shares of Series m-2 Preferred Stock at a 1:1 conversion ratio. In January 2018, the Company issued 333,333 shares of Series m-2 Preferred Stock, par value $0.001 per share, at a price of $3.00 per share.

On July 11, 2018, the Company commenced an offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation D and Regulation S to raise additional capital for operations (the “Regulation D Offering”). The Company is offering to sell up to 6,250,000 shares of Series S Preferred Stock, which are convertible into shares of Class A Common Stock, at a price of $8.00 per share. Consistent with prior financings by the Company, the Regulation D Offering has been conducted with rolling closes, and such closes may continue for another 6 to 15 months. As of December 31, 2019, the Company has raised approximately $3.8 million through the Regulation D

Offering, of which $1 million was received during year ended December 31, 2019. Issuance costs related to Regulation D Offering were $3 million as of December 31, 2019.

On May 21, 2019, the Company filed an offering statement in connection with a proposed offering of up to $50 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2019 Regulation A Offering”). The offering statement was qualified by the Securities and Exchange Commission on July 22, 2019 and the Company commenced the 2019 Regulation A Offering shortly thereafter. Consistent with prior financings by the Company, the 2019 Regulation A Offering was conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may happen sporadically over the term of the offering. For clarity, the 2019 Regulation A Offering was conducted simultaneously with the Regulation D Offering for aggregate proceeds of $50 million. As of December 31, 2021, the Company has raised $44.6 million from  the 2019 Regulation A Offering, offset by $4.6 million issuance costs.

In June 2019, the Company issued to investors in the Convertible Note Financing, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend of 12%, in the form of m-4 Preferred shares, and has certain other preferential rights, including voting rights. Due to higher seniority and different terms of Series m-4 Preferred Stock compared to Series m-3 Preferred Stock, this exchange resulted in an increase in fair value of Series m-4 Preferred Stock exchanged from Series m-3 Preferred Stock of $0.9 million that was recorded as interest expense on the exchange date.

On June 15, 2020, the Company filed an offering statement in connection with a proposed offering of up to $25 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2020 Regulation A Offering”). The offering statement was qualified by the Commission on October 21, 2020 and the Company commenced the 2020 Regulation A Offering shortly thereafter. Consistent with prior financings by the Company, the 2020 Regulation A Offering was conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may happen sporadically over the term of the offering. For clarity, the 2020 Regulation A Offering was conducted simultaneously with the Regulation D Offering for aggregate proceeds of $50 million. As of December 31, 2020, the Company had raised approximately $2.5 million from the 2020 Regulation A Offering. The 2020 Regulation A Offering terminated on April 21, 2021. Please refer to Note 10 - Subsequent Events, for additional information.

All classes of preferred stock have a par value of $0.001 per share.

The following tables summarize convertible preferred stock authorized and issued and outstanding as of December 31, 2021:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
December 31, 2021	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	6,155,564	$2,663	$5,498
Series B Preferred Stock	4,707,501	3,726,092	7,559	7,601
Series m Preferred Stock	6,666,666	4,574,917	11,881	13,725
Series m-1 Preferred Stock	333,334	186,872	1,319	561
Series m-2 Preferred Stock	1,660,756	1,251,666	3,755	3,755
Series m-3 Preferred Stock	3,490,658	16,757	46	59
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	3,705,239	29,995	29,642
	43,405,324	19,617,107	$57,218	$60,841

Conversion Rights

Each share of Series A Preferred Stock, Series B Preferred Stock and Series m-2 Preferred Stock (collectively known as “Super Voting Preferred Stock”) is convertible at the option of the holder at any time after the date of issuance of those shares into fully paid non-assessable shares of Class B Common Stock at the then-applicable conversion rate. Each share of Series m, Series m-1, Series m-3, Series m-4 and Series S Preferred Stock (collectively known as “Ordinary Preferred Stock”) is convertible at the option of the holder at any time after the date of issuance of such shares into fully paid non-assessable shares of Class A Common Stock at the then-applicable conversion rate. Both Super Voting Preferred Stock and Ordinary Preferred Stock will be automatically converted into fully paid non-

assessable shares of Class A Common Stock (i) immediately prior to an IPO, or (ii) upon receipt by the Company of a written request for such conversion from the holders of a majority of the preferred stock then outstanding and voting as a single class on an as-converted basis other than the Series m-4 Preferred Stock then outstanding, or (iii) with respect to the Series m-4 Preferred Stock, upon the receipt by the Company of a written request for such conversion from the holders of a majority of the Series m-4 Preferred Stock then outstanding. The stock will convert in the same manner as a voluntary conversion.

Voting Rights

Super Voting Preferred stockholders vote on an as converted to Class B Common Stock basis and Class B Common Stock are entitled to ten votes for each share of Class B Common Stock held. Ordinary Preferred stockholders are entitled to one vote for each share of Class A Common Stock held. Class A and Class B Common stockholders vote together as one class on all matters. The holders of the preferred stock, the Class A Common Stock and Class B Common Stock vote together and not as separate classes.

Holders of Preferred Stock are entitled to vote on all matters submitted to a vote of the stockholders, including the election of directors, as a single class with the holders of common stock.

William Santana Li, the Chief Executive Officer and sole director of the Company, holds the Voting Proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, and the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock and upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issuable upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing.

Dividends Rights

In any calendar year, the holders of outstanding shares of Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors, out of any assets at the time legally available therefor, at the dividend rate specified for such shares of Preferred Stock payable in preference and priority to any declaration or payment of any distribution on Common Stock of the Company in such calendar year. Except the PIK dividends described below, the right to receive dividends on shares of Preferred Stock is not cumulative, and no right to dividends shall accrue to holders of Preferred Stock by reason of the fact that dividends on said shares are not declared or paid.

Holders of Series m-4 Preferred Stock are entitled to receive cumulative dividends payable semi-annually in arrears with respect to each dividend period ending on and including the last calendar day of each six-month period ending March 31 and September 30, respectively at an annual rate of $0.42 per share in the form of Series m-4 Preferred Stock (“PIK Dividends).

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

No distributions shall be made with respect to the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock, the Series m-2 Preferred Stock, Series A Preferred Stock or Series m-3 Preferred Stock unless dividends on the Series S Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series S Preferred Stock have been paid or set aside for payment to the Series S Preferred Stockholders.

No distributions shall be made with respect to the Series A Preferred Stock or Series m-3 Preferred Stock unless dividends on the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock have been paid or set aside for payment to the Series B Preferred Stockholders, the Series m Preferred Stockholders, the Series m-1 Preferred Stockholders and the Series m-2 Preferred Stockholders, as applicable.

No distributions shall be made with respect to the Series m-3 Preferred Stock unless dividends on the Series A Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series A Preferred Stock have been paid or set aside for payment to the Series A Preferred Stockholders.

No distributions shall be made with respect to the Common Stock unless dividends on the Series m-3 Preferred Stock have been declared in accordance with the preferences stated in the amended and restated certificate of incorporation and all declared dividends on the Series m-3 Preferred Stock have been paid or set aside for payment to the Series m-3 Preferred Stockholders.

The Company has never declared or paid cash dividends on any of its capital stock and currently does not anticipate paying any cash dividends after this offering or in the foreseeable future.

Right to receive Liquidation Distributions

In the event of any Liquidation Event, as defined in the Company’s amended and restated certificate of incorporation (which includes the liquidation, dissolution, merger, acquisition or winding up of the Company), the holders of the Series m-4 Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the other series of Preferred Stock or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series m-4 Preferred Stock held by them equal to the greater of (A): the sum of (i) the Liquidation Preference specified for such share of Series m-4 Preferred Stock, and (ii) all accrued but unpaid PIK Dividends (if any) on such share of Series m-4 Preferred Stock, whether or not declared, or (B) the consideration that such Holder would receive in the Liquidation Event if all shares of Series m-4 Preferred Stock were converted to Class A Common Stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series m-4 Preferred Stock, where for purposes of (B) such Holder is deemed to hold, in addition to each of its shares of Series m-4 Preferred Stock, any additional shares of Series m-4 Preferred Stock that constitute all accrued but unpaid PIK Dividends, whether or not declared. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series m-4 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series m-4 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive. The Series m-4 Preferred Stock has a $7.00 per share liquidation preference, which is 2x its original issue price.

The holders of the Series S Preferred Stock are entitled to receive, after distributions to Series m-4 Preferred stockholders and prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A Preferred Stock, Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock, Series m-2 Preferred Stock, Series m-3 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series S Preferred Stock held by them equal to the greater of (A): the sum of (i) $8.00 per share of Series S Preferred Stock, and (ii) all declared but unpaid dividends (if any) on such share of Series S Preferred Stock, or (B) the amount such Holder would receive if all shares of Series S Preferred Stock were converted to Common Stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series S Preferred Stock. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series S Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series S Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock shall be entitled to receive, after distributions to Series m-4 and Series S Preferred stockholders and prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A Preferred Stock, Series m-3 Preferred Stock or Common Stock by reason of their ownership of such stock, an amount per share for each share of Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock held by them equal to the greater of (A): the sum of (i) $2.0401 per share of Series B Preferred Stock, $3.00 per share of Series m Preferred Stock, $3.00 per share of Series m-1 Preferred Stock or $3.00 per share of Series m-2 Preferred Stock, as applicable, and (ii) all declared but unpaid dividends (if any) on such share of Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock or Series m-2 Preferred Stock, as applicable, or (B) the amount such Holder would receive if all shares of the applicable series of Preferred Stock were converted to Common Stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series B Preferred Stock, Series m Preferred Stock, Series m-1 Preferred Stock and Series m-2 Preferred Stock, voting together as a single class. If upon the Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series B

Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series B Preferred Stock, the Series m Preferred Stock, the Series m-1 Preferred Stock and the Series m-2 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of Series A Preferred Stock are entitled to receive, after distributions to Series m-4, Series S, Series B, Series m, Series m-1 and Series m-2 Preferred Stock and prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock or Series m-3 Preferred Stock by reason of their ownership of such stock, an amount per share for each share of Series A Preferred Stock held by them equal to the greater of: (A) the sum of (i) $0.8932 per share of Series A Preferred Stock and (ii) all declared but unpaid dividends (if any) on such share of Series A Preferred Stock, or (B) the amount such Holder would receive if all shares of Series A Preferred Stock were converted to Common Stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series A Preferred Stock. If upon a Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series A Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in our amended and restated certificate of incorporation, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

The holders of Series m-3 Preferred Stock are entitled to receive, after distributions to Series m-4, Series S, Series B, Series m, Series m-1 and Series m-2, and Series A Preferred Stock and prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership of such stock, an amount per share for each share of Series m-3 Preferred Stock held by them equal to the greater of (A): the sum of (i) the $3.50 per share of Series m-3 Preferred Stock and (ii) all declared but unpaid dividends (if any) on such share of Series m-3 Preferred Stock, or (B) the amount such Holder would receive if all shares of Series m-3 Preferred Stock were converted to Common Stock immediately prior to such Liquidation Event, or (C) such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series m-3 Preferred Stock. If upon a Liquidation Event, the assets of the Company legally available for distribution to the holders of the Series m-3 Preferred Stock are insufficient to permit the payment to such holders of the full amounts specified in our amended and restated certificate of incorporation, then the entire assets of the Corporation legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series m-3 Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

After payment of all liquidation preferences to the holders of the Preferred Stock, as outlined below, all remaining assets of the Company legally available for distribution shall be distributed pro rata to the holders of the common stock, without any participation in such liquidation by the Preferred Stock. Our amended and restated certificate of incorporation explicitly requires that before any shares of Preferred Stock are converted into common stock, the relevant holder’s right to liquidation preference be surrendered, in order to prevent treatment of shares as both Preferred Stock and common stock for the purpose of distributions of assets upon a Liquidation Event.

Preemptive Rights

The Company has granted one investor in its Series m Preferred Stock financing the right to invest up to their pro rata share on a fully-diluted basis in the offerings of securities of the Company. The combined pro-rata rights of such stockholder immediately prior to the filing of the Offering Statement is less than 1% of the fully-diluted capitalization of the Company.

Common Stock

Each share of Class B Common Stock is convertible into one fully paid and non-assessable share of Class A Common Stock at the option of the holder at any time. Each share of Class B Common Stock will automatically convert into one fully paid and non-assessable share of Class A Common Stock upon the sale, assignment, transfer or disposition of the share or any interest in the share.

Warrants

On January 16, 2018, March 16, 2018, and June 20, 2018, the Company issued warrants in connection with the Company’s Series m-3 financing to purchase an aggregate of 394,215 shares of the Company’s Series m-3 Preferred Stock. The warrants have an exercise price of $4.00 per share and expire on the earlier of: a) two years from the date of the warrant; b) the acquisition of the Company by another entity by means of any transaction or series of transactions to which the Company is a party or sale, lease or disposition of all or substantially all of the assets of the Company, or c) immediately prior to the closing of an initial public offering pursuant to an effective registration statement filed under the Securities Act covering the offering and sale of the Company’s common stock. The warrants issued qualify as liability instruments as the warrants are exercisable into Series m-3 Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a noncurrent liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to the Series m-3 Preferred Stock. The Series m-3 warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income (expense) on the Company’s statements of operations.

In connection with the Loan Agreement entered into in May 2018 (see Note 3 – Debt Obligations), the Company issued a warrant to purchase 77,413 shares of Class B Common Stock. The warrant has an exercise price of $1.26 per share and expires on the earlier of ten years from the date of the warrant and is subject to automatic conversion if the fair value of the Company’s stock exceeds the exercise price as of the expiration date. The Company determined the fair value of this warrant using the Black-Scholes option pricing model. The fair-value of the Series B warrant of $0.1 million was recorded as a discount to the underlying loan at the execution date of the Loan Agreement resulting in the recognition of interest expense in the amount of $36 thousand during the year ended December 31, 2018.

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of December 31, 2021, the Company had issued and accrued warrants to purchase up to 2,941,814 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrants are valued at market at the end of every reporting period until the warrants are exercised or expire with the change in fair value being recorded in other income (expense) on the Company’s statements of operations.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes will automatically convert into Class A Common Stock upon the listing of the Company's common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and will commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A Common Stock was not changed and remains at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On June 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock.

On July 23, 2019, the Company issued a warrant to purchase 1,500,000 shares of its Series S Preferred Stock, par value $0.001 per share (the “Warrant”), to Proud Productions LLC (“Proud”) pursuant to the terms of a Distribution Assignment and Warrant Purchase Agreement, dated as of July 22, 2019 (the “Purchase Agreement”). The Warrant is exercisable at $8.00 per share beginning July 24, 2021 and expiring on July 31, 2024. The Warrant was issued in connection with an upcoming television series to be produced by Proud featuring the Company’s products (the “Series”). Discussions have also involved other potential revenue streams and opportunities relating to the Series.

In November 2021, warrants were exercised for Series m-1 Preferred Stock in a cashless exercise, resulting in the issuance of 186,872 shares of Series m-1 Preferred Stock, net, and reclassing $1.3 million from preferred stock warrant liability to Series m-1 Preferred Stock.

A summary of the Company’s outstanding warrants as of December 31, 2021, is as follows:

Class of shares	Number of warrants	Exercise price	Expiration date
Common B	44,500	$0.2500	April 10, 2025
Common B	77,413	$1.2600	May 23, 2028
Series B Preferred Stock	53,918	$2.0401	November 7, 2026
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

December 31,
2021
Series A Preferred Stock (convertible to Class B common stock)	6,155,564
Series B Preferred Stock (convertible to Class B common stock)	3,726,092
Series m Preferred Stock (convertible to Class A common stock)	4,574,917
Series m-1 Preferred Stock (convertible to Class A common stock)	186,872
Series m-2 Preferred Stock (convertible to Class B common stock)	1,251,666
Series m-3 Preferred Stock (convertible to Class A common stock)	16,757
Series S Preferred Stock (convertible to Class A common stock)	3,705,239
Stock options to purchase common stock	8,799,415
Warrants outstanding for future issuance of convertible preferred stock and common stock	6,050,431
Stock options available for future issuance	216,003
Total shares of common stock reserved	34,682,956

NOTE 5: Share-Based Compensation

Equity Incentive Plans

In April 2014, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company’s Board of Directors adopted a new equity incentive plan defined as the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors. Upon the termination of the 2014 Plan, all shares granted revert to the 2016 Plan. As of December 31, 2021, 216,003 shares were available for future grants under the 2016 Plan.

The Board of Directors may grant stock options under the 2016 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of grant and generally have a term of ten years. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2016 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to nonemployees for advisory and consulting services. At each measurement date, the Company will remeasure the fair value of these stock options using the Black-Scholes option pricing model and recognize the expense ratably over the vesting period of each stock option award. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans as of December 31, 2021 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000's)
Outstanding at December 31, 2019	4,759,566	4,270,248	$1.05	7.92	$178
Granted	(4,239,500)	4,239,500	1.52
Exercised		(10,000)	0.25
Forfeited	1,443,748	(1,443,748)	1.06
Outstanding at December 31, 2020	1,963,814	7,056,000	1.33	8.58	7,116
Granted	(2,415,000)	2,415,000	7.75
Exercised	—	(4,396)	0.91
Forfeited	657,189	(657,189)	1.83
Expired	10,000	(10,000)
Outstanding at December 31, 2021	216,003	8,799,415	$3.07	8.12	$60,924

Vested and exercisable as of December 31, 2021		3,640,675	$1.15	6.92	$32,226

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $3.69 and $0.61 per share, respectively. There were 4,396 and 10,000 option exercises during the years ended December 31, 2021 and 2020, respectively. The fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $1 million and $0.7 million, respectively.

As of December 31, 2021, the Company had unamortized stock-based compensation expense of $10.1 million that will be recognized over the average remaining vesting term of options of 2.88 years.

The assumptions utilized for option grants during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.16%	0.43-1.17%
Expected dividend yield	—%	—%
Expected volatility	49.74%	51.66%
Expected term (in years)	3.43	6.1

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Year ended December 31,
	2021	2020
Cost of revenue, net	$201	$100
Research and development	386	266
Sales and marketing	167	113
General and Administrative	515	40
Total	$1,269	$519

NOTE 6: Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2021 and 2020, the Company has made no matching contributions.

NOTE 7:  Income Taxes

The Company has incurred cumulative U.S. net operating losses (NOL) since inception.

The provision for income taxes consisted of the following:

	2021	2020
Current:
Federal	$—	$—
State	—	800
Total current expense	—	800

Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Total provision for income taxes	$—	$800

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	2021	2020
Provision at statutory rate	21.0%	21.0%
Convertible notes	(2.1)	(1.6)
Fair value adjustment	(7.5)	(2.6)
Change in valuation allowance	(11.7)	(16.9)
Other	0.3	0.1
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$21,983	$16,046
Research and development credit carryforwards	1,395	1,192
Accruals and other	374	181
Lease liability	287	435
Property, equipment and software	162	32
Amortization	49	54
Other	18	18
Total deferred tax assets	24,268	17,958
Valuation allowance	(23,992)	(17,537)
Deferred tax assets recognized	276	421
Deferred tax liabilities:
Right of use asset	(276)	(421)
Total deferred tax liabilities	(276)	(421)
Net deferred taxes	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2021 and 2020, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized and, as a result, the Company recorded a full valuation allowance for its deferred tax assets. The valuation allowance increased $6.5 million and $3.9 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards amounts of approximately $84.3 million of which $23.3 million begin to expire in 2033 and $61.0 million can be carried over indefinitely. As of December 31, 2021, the Company had federal research and development tax credits of approximately $0.7 million which begin to expire in 2033.

As of December 31, 2021, the Company had state net operating loss carryforwards amounts of approximately $61.5 million which begin to expire in 2023. As of December 31, 2021, the Company had state research and development tax credits of approximately $1.2 million, which do not expire.

Utilization of the federal and state net operating loss and federal and state research and development tax credit carryforwards may be subject to annual limitations due to the ownership percentage change provisions of the Internal Revenue Code Section 382 and similar state provisions. The annual limitations may result in the inability to fully offset future annual taxable income and could result in the expiration of the net operating loss carry forwards before utilization.

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

(in thousands)	2021	2020
Unrecognized tax benefits as of the beginning of the year	$247	$208
Increases related to prior year tax provisions	24	—
Decrease related to prior year tax provisions	—	—
Increase related to current year tax provisions	42	39
Statute lapse	—	—
Unrecognized tax benefits as of the end of the year	$313	$247

The Company’s unrecognized tax benefits as of December 31, 2021 relate entirely to research and development credits. The total amount of unrecognized tax benefits at December 31, 2021 is $0.3 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company’s policy is to recognize interest and penalties to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest or penalties related to unrecognized tax benefits as of December 31, 2021. The Company does not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by all taxing authorities. The Company is not currently under audit in any major tax jurisdiction.

NOTE 8: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company has paid to Konica Minolta approximately $0.4 million and $0.2 million in service fees for the years ended December 31, 2021 and 2020, respectively. The Company had payables of $29 and $20 owed to Konica Minolta as of December 31, 2021 and 2020, respectively.

NOTE 9: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2023.

The components of leases and lease costs are as follows (in thousands) :

Operating leases	December 31,	December 31,
	2021	2020
Operating lease right-of-use assets	$1,077	$1,624

Operating lease liabilities, current portion	$648	$560
Operating lease liabilities, non-current portion	485	1,133
Total operating lease liabilities	$1,133	$1,693

Operating lease cost	$764	$773

As of December 31, 2021, future minimum operating lease payments for each of the next two years is as follows (in thousands):

Year ending December 31,	Amount
2022	$749
2023	507
Total future minimum lease payments	1,256
Less – Interest	(123)
Present value of lease liabilities	$1,133

Weighted average remaining lease term is 1.67 years. Weighted average discount rate is 12.0%.

Rent expense totaled $0.8 million for each of the years ended December 31, 2021 and 2020 included in the Company’s statements of operations. There were no lease agreements of less than 12 months for the years ended December 31, 2021 and 2020.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of December 31, 2021 that  are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of December 31, 2021 and 2020.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its Machine-as-a-Service (“MaaS”) product offering but has paid sales tax in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam and use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of approximately $0.5 million and a sales and use tax liability of $0.3 million as of December 31, 2021 and 2020, respectively, which has been included on other current liabilities on the accompanying balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 10: Subsequent Events

Management has evaluated subsequent events through March 31, 2022, the date the financial statements were available to be issued.

On January 5, 2022, all outstanding convertible notes and interest accrued through January 5, 2022 were converted into 6,513,385 shares of Class A common stock pursuant to the terms of the Note and Warrant Purchase Agreement. A portion of the shares issued is subject to Rule 144 holding requirements, and therefore, are currently restricted from trading.

On January 26, 2022, the Company terminated its regulation A offering, qualified by the SEC on December 1, 2021, issuing 2,236,619 shares of its Class A common stock and generating net proceeds of approximately $20.2 million.

On January 27, 2022, the Company listed its Class A Common Stock on the NASDAQ Global Market.

Between January 1, 2022 and March 30, 2022, certain holders of preferred stock and Class B common stock converted their shares to Class A common stock resulting in an increase of approximately 11.4 million shares of Class A common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to certain corporate finance and accounting oversight functions specifically related to the need for technical accounting and SEC expertise, which was primarily the result of the accounting for the preferred stock warrant liability, evaluation of the features of the convertible notes payable and other equity accounting items, due to lack of sufficient accounting and finance resources throughout 2021. Commencing in the quarter ended December 31, 2020, the Company hired a full-time, in-house accounting team, including a chief financial officer (“CFO”), who has the requisite U.S. GAAP and SEC Commission reporting expertise, to transition the Company from private to publicly listed. To fully address this material weakness and to continue our implementation of new controls and procedures to address this material weakness in 2022, the Company intends to augment its accounting team with additional technical accounting professionals.

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

Changes in Internal Control over Financial Reporting

As noted above, the Company hired a full-time, in-house accounting team and continues to address the controls related to the material weakness, including corporate finance and accounting oversight functions. Except for these continued actions, there were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

Codes of Conduct

We have a written code of conduct in place that applies to all our employees and directors, including our principal executive officer and principal financial officer. A copy of our code of ethics is available on our website at https://ir.knightscope.com/corporate-governance/governance-overview. We are required to disclose certain changes to, or waivers from, that code for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of conduct as permitted by applicable SEC rules.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021

Part IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.

(3)	Exhibits

The following exhibits are filed with, or incorporated by reference in this Annual Report

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
4.1†	Description of Capital Stock
4.2

Warrant to Purchase Series S Preferred Stock, dated April 30, 2019, between Knightscope, Inc. and Proud Ventures KS, LLC (incorporated by reference to Exhibit 3.3 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).

4.3

Warrant to Purchase Series S Preferred Stock, dated July 23, 2019, between Knightscope, Inc. and Proud Productions LLC (incorporated by reference to Exhibit 3.2 to our Current Report on Form 1-U dated July 29, 2019 (File No. 24R-00075)).

4.4

Warrants to Purchase Series m-3 Preferred Stock, dated December 19, 2017, between Knightscope, Inc. and Andrew Brown (incorporated by reference to Exhibit 3.12 to our Regulation A Offering Statement on Form 1-A/A filed on November 23, 2021 (File No. 024-11680).

10.1

Convertible Promissory Note, dated April 30, 2019, between Knightscope, Inc. and Proud Ventures KS (incorporated by reference to Exhibit 3.2 to our Regulation A Offering Statement on Form 1-A filed on July 18, 2019 (File No. 024-11004))

10.2	Form of Exchange Agreement for purchasers of Series m-4 Preferred Stock (incorporated by reference to Exhibit 3.6 to our Regulation A Offering Statement on Form 1-A (File No. 024-11004)).
10.3

Note and Warrant Purchase Agreement, dated April 30, 2019, between Knightscope, Inc. and Proud Ventures KS LLC (incorporated by reference to Exhibit 3.1 to our Regulation A Offering Statement on Form 1-A filed on July 18, 2019 (File No. 024-11004)).

10.4

Consent and Omnibus Amendment to Note and Warrant Purchase Agreement, dated November 18, 2021 (incorporated by reference to Exhibit 3.11 to our Regulation A Offering Statement on Form 1-A filed on November 23, 2021  (File No. 024-11680)).

10.5*	2014 Equity Incentive Plan (incorporated by reference to Exhibit 6.1 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 6.2 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.7

Loan and Security Agreement, dated as of May 23, 2018, between Knighscope, Inc. and Silicon Valley Bank, as amended (incorporated by reference to Exhibit 6.1 to our Current Report on Form 1-U filed on June 4, 2018 (File No. 24R-00075)).

10.8

Lease Agreement dated January 14, 2018 between Terra Bella Partners LLC and the Company, as amended February 6, 2018 (incorporated by reference to Exhibit 6.5 to our Annual Report on Form 1-K for the period ended December 31, 2017, filed on April 30, 2018 (File No. 24R-00075)).

10.9*

Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.10*

Employment Agreement and Indemnification Agreement between the Company and Stacy Dean Stephens (incorporated by reference to Exhibit 6.7 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.11*

Employment Agreement and Indemnification Agreement between the Company and Mallorie Burak (incorporated by reference to Exhibit 6.8 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.12*

Employment Agreement and Indemnification Agreement between the Company and Mercedes Soria Li (incorporated by reference to Exhibit 6.9 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.13*

Employment Agreement and Indemnification Agreement between the Company and Aaron J. Lehnhardt (incorporated by reference to Exhibit 6.10 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.14*

Employment Agreement and Indemnification Agreement between the Company and Peter M. Weinberg (incorporated by reference to Exhibit 6.11 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.15†*	Form of Board of Directors Agreement
10.16

Referral Program Agreement, dated April 20, 2021, between Knightscope, Inc. and Dimension Funding, LLC (incorporated by reference to Exhibit 6.6 to our Annual Report on Form 1-K for the period ended December 31, 2020, filed on April 30, 2021 (File No. 24R-00075)).

31.1†

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of

1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
+	Furnished herewith.
*	Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

KNIGHTSCOPE, INC.
By:	/s/ William Santana Li
William Santana Li
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ William Santana Li	Chairman and Chief Executive Officer
William Santana Li	(Principal Executive Officer)	March 31, 2022

/s/ Mallorie Burak	Chief Financial Officer	March 31, 2022
Mallorie Burak	(Principal Financial and Accounting Officer)

/s/ Kristi Ross	Director	March 31, 2022
Kristi Ross

/s/ Jackeline V. Hernandez Fentanez	Director	March 31, 2022
Jackeline V. Hernandez Fentanez

/s/ Linda Keene Solomon	Director	March 31, 2022
Linda Keene Solomon

/s/ Patricia Howell	Director	March 31, 2022
Patricia Howell

/s/ Patricia Watkins	Director	March 31, 2022
Patricia Watkins

/s/ Suzanne Muchin	Director	March 31, 2022
Suzanne Muchin