Form 10-Q
period 2022-03-31
Knightscope, Inc.
filed 2022-05-16
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(650) 924-1025

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2022, there were 25,850,946 shares of the registrant’s Class A common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$21,095	$10,749
Restricted cash	100	100
Accounts receivable (net of allowance for doubtful accounts $250 as of March 31, 2022 and December 31, 2021)	1,972	1,189
Prepaid expenses and other current assets	1,157	1,299
Total current assets	24,324	13,337

Autonomous Security Robots, net	3,389	2,971
Property, equipment and software, net	148	117
Operating lease right-of-use-assets	930	1,077
Other assets	78	78

Total assets	$28,869	$17,580

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,080	$1,514
Accrued expenses	450	1,191
Deferred revenue	1,299	889
Debt obligations	—	7,109
Operating lease liabilities	672	648
Other current liabilities	1,090	893
Total current liabilities	4,591	12,244

Debt obligations	—	—
Preferred stock warrant liabilities	22,674	30,566
Operating lease liabilities	307	485
Total liabilities	27,572	43,295

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of March 31, 2022 and December 31, 2021; 13,586,502 and 19,617,107 shares issued and outstanding as of March 31 2022 and December 31, 2021, respectively; aggregate liquidation preference of $42,546 as of March 31, 2021	39,971	57,218

Stockholders' deficit:
Class A common stock, $0.001 par, 114,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 23,877,817 and 5,936,929 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	24	6
Class B common stock, $0.001 par, 30,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 10,378,251 and 13,131,197 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	13
Additional paid-in capital	84,586	30,745
Accumulated deficit	(123,294)	(113,697)
Total stockholders' deficit	(38,674)	(82,933)
Total liabilities, preferred stock and stockholders’ deficit	$28,869	$17,580

(1)  The condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$944	$866
Cost of revenue, net	1,493	1,183
Gross loss	(549)	(317)

Operating expenses:
Research and development	1,838	1,127
Sales and marketing	3,490	3,069
General and administrative	2,326	544
Total operating expenses	7,654	4,740

Loss from operations	(8,203)	(5,057)

Other income (expense):
Interest expense, net	(8,911)	(540)
Change in fair value of warrant liabilities	7,522	—
Other (expense) income, net	(5)	20
Total other income (expense)	(1,394)	(520)

Net loss before income tax expense	(9,597)	(5,577)
Income tax expense	-	—
Net loss	(9,597)	(5,577)
Preferred stock dividends	-	(175)
Net loss attributable to common stockholders	$(9,597)	$(5,752)
Basic and diluted net loss per common share	$(0.30)	$(0.56)
Weighted average shares used to compute basic and diluted net loss per share	31,702,815	10,189,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,826	3,731,248	$27,135	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,051	$(69,246)	$(66,185)

Stock based compensation																	231		231

Issuance of Series s Preferred stock, net of issuance costs									714,104	6,423

Series m‑4 accrued dividend								175										(175)	(175)

Net loss																		(5,577)	(5,577)

Balance as of March 31, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,001	4,445,352	$33,558	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,282	$(74,998)	$(71,706)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation																			725		725

Warrants exercised															156,483				370		370

Conversion of debt obligations to class A common stock															6,513,385	7			16,004		16,011

Stock options exercised															73.001		25,000		97		97

Offering proceeds, net of issuance costs															2,236,619	2			19,454		19,456

Share conversion to common stock	(2,537,007)	(6,589)	(186,872)	(1,319)	(425,000)	(1,275)	(16,757)	(46)	(849,496)	(6,877)	(1,846,752)	(799)	(168,721)	(342)	8,961,400	9	(2,777,946)	(3)	17,241		17,247

Share conversion costs																			(50)		(50)

Net loss																				(9,597)	(9,597)

Balance as of March 31, 2022	2,037,910	$5,292	—	$—	826,666	$2,480	—	$—	2,855,743	$23,118	4,308,812	$1,864	3,557,371	$7,217	23,877,817	$24	10,378,251	$10	$84,586	$(123,294)	$(38,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(9,597)	$(5,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	328
Stock compensation expense	725	231
Change in fair value of warrant liabilities	(7,522)	—
Accrued interest	24	—
Amortization of debt discount	8,878	384

Changes in operating assets and liabilities:
Accounts receivable	(783)	(253)
Prepaid expenses and other current assets	142	(1,325)
Other assets	—	142
Accounts payable	(434)	582
Accrued expenses	(741)	(140)
Deferred revenue	410	(365)
Other current and noncurrent liabilities	195	235
Net cash used in operating activities	(8,352)	(5,758)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(764)	(377)
Purchase of property and equipment	(41)	(10)
Net cash used in investing activities	(805)	(387)

Cash Flows From Financing Activities
Proceeds from stock options exercised	97	—
Proceeds from issuance of Series S Preferred Stock, net of issuance costs	—	6,423
Offering proceeds, net of issuance costs	19,456	—
Share conversion costs	(50)	—
Net cash provided by financing activities	19,503	6,423
Net change in cash and cash equivalents	10,346	278
Cash, cash equivalents and restricted cash at beginning of the period	10,849	7,157
Cash, cash equivalents and restricted cash at end of the period	$21,195	$7,435
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$17,247	$—
Conversion of debt obligations to Class A common stock	$16,011	$—
Series m-4 accrued dividend	$—	$175

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

The Company designs, develops, builds, deploys, and supports advanced physical security technologies. The Knightscope solution to reducing crime combines the physical presence of its proprietary Autonomous Security Robots (“ASRs”) with real-time on-site data collection and analysis and a user interface. Two of the Company’s ASRs, the outdoor “K5” and the indoor “K3”, autonomously patrol client sites without the need for remote control to provide a visible, force multiplying, physical security presence to help protect assets, monitor changes in the environment and deter crime. They gather real-time data using a large array of sensors. The data is accessible through the Knightscope Security Operations Center (“KSOC”), an intuitive, browser-based software interface that enables security professionals and law enforcement officers to review events generated, allowing them to have their eyes, ears, and voice on the ground 24/7/365 in multiple locations at the same time.

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to the expected for the year ending December 31, 2022 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software).

Cash and cash equivalents on hand were $21.1 million as of March 31, 2022, compared to $10.7 million as of December 31, 2021. The Company has historically incurred losses and negative cashflows from operations. As of March 31, 2022, the Company also had an accumulated deficit of approximately $123.3 million and stockholders’ deficit of $38.7 million. In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A common stock and generating net proceeds of approximately $19.5 million. Management plans to seek additional financing activities to support its operations, such as issuances of equity, issuances of debt and convertible debt instruments and other financing instruments. To address this plan, on April 4, 2022 (as amended on April 11, 2022), the Company entered into a committed equity facility with B Riley Principal Capital that provides the Company with the right, without obligation, to sell and issue up to $100 million of its Class A common stock over a period of 24 months. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders.

Basic and Diluted Net Loss per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the Dividend Rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each Dividend Period on the applicable Dividend Payment Date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to our common stock and do not have a contractual obligation to share in the losses of the Company. All shares of Series m-4 Preferred Stock have converted to Class A Common Stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of March 31, 2022. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

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

	March 31,	March 31,
	2022	2021
Series A Preferred Stock (convertible to Class B common stock)	4,308,812	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	3,557,371	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	2,037,910	5,339,215
Series m-2 Preferred Stock (convertible to Class B common stock)	826,666	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	—	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	—	1,432,786
Series S Preferred Stock (convertible to Class A common stock)	2,855,743	4,445,352
Warrants to purchase common stock (convertible to Class B common stock)	—	121,913
Warrants to purchase Series B (convertible to Class B common stock)	—	53,918
Warrants to purchase of Series m-1 (convertible to Class A common stock)	—	266,961
Warrants to purchase of Series m-3 (convertible to Class A common stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A common stock)	4,441,814	2,525,714
Convertible Notes	—	1,465,306
Stock options	8,493,831	6,996,000
Total potentially dilutive shares	27,954,933	39,347,062

As all potentially dilutive securities are anti-dilutive as of March 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three-month periods ended March 31, 2022 and 2021.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2020, the Financial Accounting Standards Board “(FASB)” issued Accountin Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20. This amendment is effective for fiscal years beginning after December 15, 2023, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

In September 2016, the FASB released ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-03”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable. ASU 2016-03 is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $20 and $20, depreciation expense of finished ASRs included in sales and marketing expense amounted to $14 and $17, and depreciation expense included in cost of revenue, net amounted to $307 and $283 for the three months ended March 31, 2022 and 2021, respectively.

ASRs, net, consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$1,369	$1,041
ASRs in progress	669	427
Finished ASRs	8,183	7,695
	10,221	9,163
Accumulated depreciation on Finished ASRs	(6,832)	(6,192)

ASRs, net	$3,389	$2,971

The components of the Finished ASRs, net at March 31, 2022 and December 31, 2021 are as follows:

ASRs on lease or available for lease	$6,968	$6,489
Demonstration ASRs	585	585
Research and development ASRs	320	320
Docking stations	310	301
	8,183	7,695
Less: accumulated depreciation	(6,832)	(6,192)
Finished ASRs, net	$1,351	$1,503

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASU 718, Compensation - Stock Compensation, which requires that the estimated fair value on the date of grant be recognized over the requisite service period of the awards, which is generally the option vesting period. Stock-based awards made to nonemployees are measured and recognized based on the estimated fair value on the vesting date and are re-measured at each reporting pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. For awards with graded vesting, the Company recognizes stock-based compensation expense over the service period using the straight-line method, based on shares ultimately expected to vest. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

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

The following table summarizes revenue by timing of recognition:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Point in time	$15	$19
Transferred over time	929	847
	$944	$866

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows for the period ended March 31, 2022:

March 31, 2022
Deferred revenue - short term	$1,299
Revenue recognized in the three months ended related to amounts included in deferred revenue as of January 1, 2022	$357

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2022 and December 31, 2021, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets
Cash equivalents:
Money market funds	$20,124	$20,124	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$4,516	$—	$—	$4,516
Warrant liability – Series S Preferred Stock	$18,158	$—	$—	$18,158

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$370	$—	$—	$370
Warrant liability – Series m-3 Preferred Stock	$7,156	$—	$—	$7,156
Warrant liability – Series S Preferred Stock	$23,040	$—	$—	$23,040

During the three-month periods ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the three-month periods ended March 31, 2022 and 2021, which were measured at fair value on a recurring basis:

	March 31,	March 31,
Warrant liability	2022	2021
Beginning Balance	$30,566	$5,617
Warrants exercised	(370)	—
Revaluation of Series m-3 and S Preferred Stock warrants	(7,522)	—
Ending Balance	$22,674	$5,617

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

A warrant for 77,413 shares of Class B common stock was also issued to the lender in conjunction with the Loan Agreement, which was fully exercised during the quarter ended March 31, 2022.

Convertible Note Financing

On April 30, 2019, the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated, to the same group of Convertible Note Financing investors, to exchange their outstanding shares of Series m-3 Preferred Stock for newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for payment of accrued interest at a rate of 12% per annum upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. The convertible notes automatically converts under various scenarios including a qualified financing or IPO. As of January 1, 2020, the convertible notes became convertible at the investors’ option at prices as follows: (i) on or before June 30, 2020, $4.50 per share; (ii) after June 30, 2020, but on or before December 31, 2020, $4.00 per share; (iii) after December 31, 2020, but on or before June 30, 2021, $3.50 per share; and (iv) after June 30, 2021, $2.50 per share.

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

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million). Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share, originally set to expire on December 31, 2021.  On January 5, 2022, all convertible notes and accumulated interest were converted into 6,513,385 shares of Class A Common Stock, leaving no outstanding convertible notes as of March 31, 2022.  A portion of the shares issued are subject to Rule 144 holding requirements, and therefore, are currently restricted from trading.

All of the Company's outstanding convertible notes and accrued interest, totaling $16 million, net of $0.3 million of debt discount, were converted into Class A common stock during the three months ended March 31, 2022. The remaining debt discount related to the notes in the amount of $8.8 million was amortized and recorded as interest expense during the quarter ended March 31, 2022.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	March 31,	December 31,
	2022	2021
Convertible notes, net of fees and discount	$—	$7,109
Total debt	—	7,109
Less: current portion of debt obligations	—	(7,109)
Non-current portion of debt obligations	$—	$—

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company adopted a new equity incentive plan, the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors. As of March 31, 2022, 423,586 shares were available for future grants under the 2016 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the three-month period ended of March 31, 2022 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value(000's)
Available and outstanding as of December 31, 2021	216,003	8,799,415	$3.07	8.12	$60,924
Granted	(100,000)	100,000	10.00
Exercised		(98,001)	0.99
Forfeited	307,583	(307,583)	4.68
Available and outstanding as of March 31, 2022	423,586	8,493,831	$3.12	7.87	$58,403
Vested and exercisable as of March 31, 2022		3,922,831	$1.20	6.83	$34,505

The weighted average grant date fair value of options granted during the three-month period ended March 31, 2022 was $5.08 per share. There were 98,001 options exercised during the three-month period ended March 31, 2022. No options were exercised during the three-month period ended March 31, 2021. The fair value of the options that vested during the three months ended March 31, 2022 and 2021 was $284 and $150, respectively.

As of March 31, 2022, the Company had unamortized stock-based compensation expense of $9,225 that will be recognized over the average remaining vesting term of options of 2.67 years.

The assumptions utilized for option grants during the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,
	2022	2021
Risk-free interest rate	0.96%	0.81%
Expected dividend yield	—%	—%
Expected volatility	53.84%	51.26%
Expected term (in years)	6.08	6.02

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Three months ended
	March 31,
	2022	2021
Cost of services	$80	$50
Research and development	227	79
Sales and marketing	71	41
General and Administrative	347	61
Total	$725	$231

NOTE 6: Capital Stock and Warrants

Preferred Stock

In connection with the Convertible Note Financing, later amended on November 18, 2021, William Santana Li, Chairman and Chief Executive Officer of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy and related to the outstanding securities to which the Voting Proxy applies, represents approximately 1.2% of the Company’s aggregate voting power as of March 31, 2022.

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

The following tables summarize convertible preferred stock authorized and issued and outstanding as of March 31, 2022:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	4,308,812	$1,864	$3,849
Series B Preferred Stock	4,707,501	3,557,371	7,217	7,257
Series m Preferred Stock	6,666,666	2,037,910	5,292	6,114
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	826,666	2,480	2,480
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	2,855,743	23,118	22,846
Total Preferred Stock	43,405,324	13,586,502	$39,971	$42,546

Common Stock

On October 15, 2021, the Company filed an offering statement in connection with a proposed offering of up to $40 million of its Class A common stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2021 Regulation A Offering”). The offering statement was qualified by the SEC on November 29, 2021, and the Company commenced the 2021 Regulation A Offering shortly thereafter, and terminated on January 26, 2022, issuing 2,236,619 shares of Class A common stock with net proceeds generated through this offering of $19.5 million.

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

Warrants

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of March 31, 2022, the Company had issued and accrued warrants to purchase up to 2,941,814 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income(expense) on the Company’s statements of operations.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On September 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock, which remained outstanding as of March 31, 2022.

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

A summary of the Company’s outstanding warrants as of March 31, 2022 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

March 31,
2022
Series A Preferred Stock	4,308,812
Series B Preferred Stock	3,557,371
Series m Preferred Stock	2,037,910
Series m-2 Preferred Stock	826,666
Series S Preferred Stock	2,855,743
Stock options to purchase common stock	8,493,831
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,874,600
Stock options available for future issuance	423,586
Total shares of common stock reserved	28,378,519

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $91 and $60 in service fees for three-month periods ended March 31, 2022 and 2021. The Company had payables of $28 and $29 owed to Konica Minolta as of March 31, 2022 and December 31, 2021, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2023.

As of March 31, 2022 and 2021, the components of leases and lease costs are as follows:

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$930	$1,077

Operating lease liabilities, current portion	$672	$648
Operating lease liabilities, non-current portion	307	485
Total operating lease liabilities	$979	$1,133
Operating lease costs	$193	$764

As of March 31, 2022, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2022 (remaining)	$563
2023	507
Total future minimum lease payments	1,070
Less - Interest	(91)
Present value of lease liabilities	$979

Weighted average remaining lease term is 1.4 years as of March 31, 2022 and the weighted average discount rate is 12.0%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of March 31, 2022 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with Clients which generally include certain provisions for indemnifying Clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of March 31, 2022 and December 31, 2021.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively, which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

On April 4, 2022 (as amended on April 11, 2022), the Company entered into a Common Stock Purchase Agreement in connection with a committed equity facility that provides Knightscope with the right, without obligation, to sell and issue up to $100 million of its Class A Common Stock over a period of 24 months to B. Riley at Knightscope’s discretion, subject to certain limitations and conditions. Further details are contained in the Current Reports on Form 8-K filed by Knightscope with the SEC on April 6, 2022 and April 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in of this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.

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

The Company operates on a Machine-as-a-Service (“MaaS”) business model. The Company’s standard subscription term is twelve months and includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access docking stations and unlimited software, firmware and select hardware upgrades. In 2021, the Company added “Knightscope+” remote monitoring services as an optional service that can be bundled into its MaaS subscriptions, primarily for clients that operate without a fully staffed 24/7 Security Operation Center (“SOC”).

Our current primary focus is on the deployment and marketing of our core technologies. We continue to receive client orders for K1, K3 and K5 ASRs, and production of machines is expected to continue out of our corporate headquarters in Mountain View, California.

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

Known or Anticipated Trends

Our primary goal remains meeting client demands for additional orders of our technology, attracting new client orders, and ensuring consistent performance in the field. The Company is focused on scaling its business to meet incoming orders. Increasing demand through various marketing efforts, including our nationwide Robot Roadshow and media coverage, has driven and continues to drive an increase in orders and client inquiries.

Sales trends for the three months ended March 31, 2022 showed demand across all of Knightscope’s product service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for this brand-new technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

During the first quarter of 2022, both limited resources, including supply chain delays, increased minimum order requirements of raw materials and components, cash on-hand, as well as the COVID-19 pandemic had a negative impact on the Company’s performance. Additionally, a portion of clients hardest hit by COVID-19 restrictions have had to terminate or place their service on hold due to budget constraints, and numerous others have had to delay deployments due to accessibility to their premises resulting from continued uncertainty regarding state and local guidelines related to granting facility access. However, the Company has continued to sign on new clients during the pandemic and, with the recent influx of new capital in January 2022, has begun to fund and build inventory, as well as recruit additional employees, which we believe will partially offset the negative impact on our performance.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three months ended March 31,
	2022	%	2021	%
Revenue, net	$944	100	$866	100
Cost of revenue, net	1,493	158	1,183	137
Gross loss	(549)	(58)	(317)	(37)
Research & development	1,838	195	1,127	130
Sales & marketing	3,490	370	3,069	354
General & administrative	2,326	246	544	63
Total operating expenses	7,654	811	4,740	547
Loss from operations	(8,203)	(869)	(5,057)	(584)
Interest expense, net	(8,911)	(944)	(540)	(62)
Change in fair value of warrant liabilities	7,522	797	—	0
Other income (expense), net	(5)	(1)	20	2
Total other income (expense)	(1,394)	(148)	(520)	(60)
Net loss before income tax	(9,597)	(1,017)	(5,577)	(644)
Income tax expense	—	—	—	—
Net loss	(9,597)	(1,017)	$(5,577)	(644)

Revenue, net

Revenue, net for the three months ended March 31, 2022 increased approximately $0.1 million versus revenue, net for the same period in 2021. Despite the impact of COVID-19, which affected our existing client base, causing some contracts to be placed on hold or postponed during 2021, coupled with supply chain constraints, recently exacerbated by the conflict in Ukraine, causing delays in our ability to deploy ASRs during the first quarter of 2022, the Company was able to offset some of that financial impact with the addition of new clients later in 2021 and through March 31, 2022. As of May 2, 2022, the Company has a backlog of orders to deploy 29 ASRs, representing an aggregate annual subscription value of approximately $1.6 million.

Cost of revenue, net

Cost of revenue, net for the three months ended March 31, 2022 increased by approximately $0.3 million to $1.5 million, compared to the three months ended March 31, 2021, primarily due to an increase in personnel costs related to increased headcount of approximately $0.1 million and increased costs attributed to production, shipping and service of the ASRs. The cost of revenue, net is primarily related to the average service cost per machine and stock-based compensation.

Gross Loss

The revenue and cost of services described above resulted in a gross loss for the three months ended March 31, 2022 of approximately $0.5 million compared to $0.3 million for the three months ended March 31, 2021.

As our business scales and becomes more streamlined, management expects gross loss to decrease once a critical mass of deployed ASRs has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we should  obtain expertise, economies of scale and efficiency that would increase revenue and reduce costs over the medium to long-term. For example, we continued to refine our sales strategy in 2021, which is expected to increase and enhance our revenue streams. Our ASR materials sourcing, production, assembly and manufacturing are expected to become more efficient over time, and the costs associated with these processes reduced as we grow. However, with global supply chain constraints resulting from the COVID-19 pandemic and the conflict in Ukraine, the Company experienced increased minimum order requirements and lead times for certain components used in our products during 2021and throughout the first quarter of 2022. The Company expects this to continue throughout 2022 and into 2023. As operations scale, we believe we will be in a better position to negotiate volume-based pricing terms with suppliers as well as optimize our designs for design-for-assembly and design-for-service. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently, alleviating the need for a dramatic increase in headcount. Additionally, new service cost reduction initiatives are underway to further reduce our ongoing operating costs. Our overall strategy is to try to keep our fixed costs as low as possible while achieving our overall growth objectives.

Research and Development

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Research and development	$1,838	$1,127	$711	63%
Percentage of total revenue	195%	130%

Research and development expenses increased by $0.7 million, or 63%, for the three months ended March 31, 2022 as compared to the respective period of the prior year. The increase is primarily due to personnel related costs and increased headcount focused on technology advancements and new product development, including but not limited to, the K1 Hemisphere and K5 5th generation ASR as well as increased investment in our Federal Risk and Authorization Management Program (“FedRamp”) certification efforts during the first quarter of 2022 compared to the same period during the prior year. The Federal Government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope.

Sales and Marketing

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Sales and marketing	$3,490	$3,069	$421	14%
Percentage of total revenue	370%	354%

Sales and marketing expenses increased by $0.4 million, or 14%, for the three months ended March 31, 2022 as compared to the respective period of the prior year. The  increase was primarily due  to increased investment in building our sales force, a significant increase in commercial advertising expenses designed to increase public awareness of the Company and its products to potential customers and investors, and personnel related costs in 2022 compared to the respective period of the prior year.

General and Administrative

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
General and administrative	$2,326	$544	$1,782	328%
Percentage of total revenue	246%	34%

General and administrative expenses increased by approximately $1.8 million, or approximately 328%, for the three months ended March 31, 2022 as compared to the respective period of the prior year. The increase was primarily driven by an increase in legal, corporate, and financial service expenses related to the Company’s public listing in January 2022 as well as increased personnel related costs.

Other Income/(Expense), Net

	Three Months Ended
	March 31
	2022	2021	$ Change	% Change
Interest expense, net	$(8,911)	$(540)	$(8,371)	(1,550)%
Change in fair value of warrant liability	7,522	—	7,522	—
Other income (expense), net	(5)	20	(25)	(125)%
Total other income (expense)	$(1,394)	$(520)	$(874)	(168)%

Total other expense increased by approximately $0.9 million, or 168%, for the three months ended March 31, 2022 as compared to the respective period of the prior year. The increase is primarily due to the write off of the debt discount related to the conversion of convertible notes on January 5, 2022 which was recorded as interest expense, offset by change in fair value of warrant liability.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, we had $21.1 million and $10.7 million, respectively, of cash and cash equivalents. As of March 31, 2022, the Company also had an accumulated deficit of approximately $123.3 million, working capital of $19.7 million and stockholders’ deficit of $38.7 million. On April 20, 2021, the Company entered into a Referral Agreement with Dimension Funding, LC (“Dimension”), whereby the Company can generate up to $10 million of immediate cash flow by referring its clients to Dimension for financing of their annual fees over the MaaS subscription term. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASR’s by accelerating collection of its accounts receivable.  In January 2022, the Company terminated its offering under Regulation A, raising net proceeds of $19.5 million.  In addition, in April 2022, the Company announced the execution of a stock purchase agreement in connection with a committed equity facility that provides Knightscope with the right, without obligation, to sell and issue up to $100 million of its Class A Common Stock over a period of 24 months to B. Riley at Knightscope’s discretion, subject to certain limitations and conditions. The Company has projected operating losses and negative cash flows of approximately $1.5 million per month for the next several months. As of the date of this report, the Company has sufficient working capital to fund at least twelve months of operations. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations beyond this period. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, or at all, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(8,352)	$(5,758)
Net cash used in investing activities	(805)	(387)
Net cash provided by financing activities	19,503	6,423
Net increase in cash and cash equivalents	$10,346	$278

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the amount and timing of accounts receivable collections, inventory procurement, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $8.4 million for the three months ended March 31, 2022. Net cash used in operating activities resulted from a net loss of $9.6 million, partially offset by changes in working capital and non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2022 increased by approximately $2.6 million as compared to the respective period of the prior year. The increase was primarily a result of an increase in the net loss of $4.0 million due to operating activities and the Company’s public listing in January 2022, an increase in the fair value of warrants of $7.5 million, and changes in working capital of $0.1 million, partially offset by an increase in debt discount amortization of $8.5 million and an increase in stock compensation expense of $0.5 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $0.8 million compared to $0.4 million in the respective period last year, or $0.4 million higher. The increase was primarily a result of higher investment in ASRs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $19.5 million for the three months ended March 31, 2022, an increase of approximately $13.1 million as compared to the respective period of the prior year.  Our financing activities for the three months ended March 31, 2022, consisted primarily of net proceeds resulting from issuing stock in connection with the Company’s 2021 Regulation A Offering that terminated on January 26, 2022, immediately prior to the Company’s listing on Nasdaq on January 27, 2022.

Series S Preferred Regulation A Offering

On September 15, 2020, the Company filed an offering statement in connection with a proposed offering of up to $25 million of its Series S Preferred Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2020 Regulation A Offering”). The 2020 Regulation A Offering terminated on April 21, 2021. As of March 31, 2022, the Company issued 2,107,330 shares of Series S Preferred Stock and raised gross proceeds of approximately $21.1 million from the 2020 Regulation A Offering offset by $2.3 million in issuance costs.

Class A Common Stock Regulation A Offering

On October 15, 2021, the Company filed an offering statement in connection with a proposed offering of up to $40 million for its Class A Common Stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2021 Regulation A

Offering”).  The offering statement was qualified by the SEC on November 29, 2021, and the Company commenced the 2021 Regulation A Offering shortly thereafter, and terminated on January 26, 2022.  Gross proceeds generated through this offering was $22.4 million.

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 to the audited financial statements for details). The convertible promissory notes had a maturity date of January 1, 2022, provide for interest at a rate of 12% per annum payable upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of March 31, 2022, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million), all of which have converted during the quarter ended March 31, 2022. Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act (the “IPO”).

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

In connection with the Convertible Note Financing, William Santana Li, the Chief Executive Officer and director of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy and related to the outstanding securities to which the Voting Proxy applies, represents approximately 1.2% of the Company’s aggregate voting power as of March 31, 2022.

The Series S Preferred Stock has a right to convert at any time into Class A Common Stock. The initial conversion rate was 1:1, which conversion rate will continue to be adjusted pursuant to the broad-based weighted average anti-dilution adjustment provisions provided for in the Company’s amended and restated certificate of incorporation, including without limitation as a result of the issuance of warrants to purchase Series S Preferred Stock in connection with the Convertible Note Financing referenced in the paragraph above, which may continue to have closings simultaneously with the Regulation D Offering of Series S Preferred Stock. As of March 31, 2022, the conversion rate has been adjusted to approximately 1.1069 shares of Class A Common Stock for every 1 share of Series S Preferred Stock, and remains subject to further adjustment. In addition, as of March 31, 2022, the conversion rate has been adjusted to approximately 1.0187 shares of Class A Common Stock for every 1 share of Series m, m-1, and m-2 Preferred Stock, and remains subject to further adjustment.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

As noted above, the Company intends to augment its in-house accounting team and continues to address the controls related to the material weakness, including corporate finance and accounting oversight functions. Except for these continued actions, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings that we believe would reasonably have a material adverse impact on its business, financial results, and cash flows.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

10.1

Common Stock Purchase Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

10.2*

Amendment No. 1 to Common Stock Purchase Agreement, dated April 11, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).

10.3

Registration Rights Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2022).

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

†    Filed herewith.

+    Furnished herewith.

*

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: May 16, 2022

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)