Form 10-Q
period 2022-06-30
Knightscope, Inc.
filed 2022-08-15
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(Registrant’s telephone number, including area code)

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

As of August 10, 2022, there were 26,407,919 shares of the registrant’s Class A common stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, including projections of our future financial performance, our business strategy and plans, market growth, our objectives for future operations, industry trends, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. Words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products and product candidates will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital and the availability of future financing; and
●	Unpredictable events, such as the COVID-19 pandemic and resulting supply chain constraints, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, disruptions and delays with certain vendors in our supply chain, as a result of the COVID-19 pandemic, may adversely impact component manufacturers’ ability to meet our client demand timely. Additionally, the prioritization of shipments of certain products, as a result of the pandemic, could cause delays in our ability to deploy our ASRs. Such disruptions could result in a delay in our ability to recognize revenue on sales. The physical security industry in general and our financial position and operating results, in particular, have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by applicable law.

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$15,639	$10,749
Restricted cash	—	100
Accounts receivable (net of allowance for doubtful accounts $147 as of June 30, 2022 and $250 as of December 31, 2021)	1,637	1,189
Prepaid expenses and other current assets	1,255	1,299
Total current assets	18,531	13,337

Autonomous Security Robots, net	3,959	2,971
Property, equipment and software, net	172	117
Operating lease right-of-use-assets	777	1,077
Other assets	78	78

Total assets	$23,517	$17,580

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,237	$1,514
Accrued expenses	585	1,191
Deferred revenue	1,544	889
Debt obligations	—	7,109
Operating lease liabilities	696	648
Other current liabilities	1,237	893
Total current liabilities	5,299	12,244

Preferred stock warrant liabilities	14,549	30,566
Operating lease liabilities	125	485
Total liabilities	19,973	43,295

Commitments and contingencies (Note 8)

Preferred stock, $0.001 par value; 43,405,324 shares authorized as of June 30, 2022 and December 31, 2021; 11,666,296 and 19,617,107 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $38,671 as of June 30, 2022	36,620	57,218

Stockholders’ deficit:
Class A common stock, $0.001 par, 114,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 26,085,487 and 5,936,929 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	26	6
Class B common stock, $0.001 par, 30,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 10,362,170 and 13,131,197 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	13
Additional paid-in capital	89,314	30,745
Accumulated deficit	(122,426)	(113,697)
Total stockholders’ deficit	(33,076)	(82,933)
Total liabilities, preferred stock and stockholders’ deficit	$23,517	$17,580

(1)	The condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue, net	$1,042	912	$1,985	1,778
Cost of revenue, net	1,732	1,335	3,225	2,518
Gross loss	(690)	(423)	(1,240)	(740)

Operating expenses:
Research and development	2,075	1,528	3,913	2,655
Sales and marketing	1,509	3,562	4,998	6,631
General and administrative	2,960	1,120	5,286	1,665
Total operating expenses	6,544	6,210	14,197	10,951

Loss from operations	(7,234)	(6,633)	(15,437)	(11,691)

Other income (expense):
Change in fair value of warrant liabilities	8,125	(10,737)	15,647	(10,737)
Interest income (expense), net	1	(594)	(8,910)	(1,133)
Other income (expense), net	(24)	801	(29)	821
Total other income (expense)	8,102	(10,530)	6,708	(11,049)

Net income (loss) before income tax expense	868	(17,163)	(8,729)	(22,740)
Income tax (expense)	—	—	—	—
Net income (loss)	868	(17,163)	(8,729)	(22,740)
Preferred stock dividends	—	(184)	—	(359)
Net income (loss) attributable to common stockholders	$868	(17,347)	$(8,729)	(23,099)
Basic net income (loss) per common share	$0.02	(1.70)	$(0.26)	(2.27)
Diluted net income (loss) per common share	$0.02	(1.70)	$(0.26)	(2.27)
Weighted average shares used to compute basic net income (loss) per share	35,730,648	10,189,000	33,727,858	10,189,000
Weighted average shares used to compute diluted net income (loss) per share	49,675,996	10,189,000	33,727,858	10,189,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of March 31, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,001	4,445,352	$33,558	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,282	$(74,998)	$(71,706)

Stock based compensation																	227		227

Warrants expired																	14		14

Issuance of Series s Preferred stock, net of issuance costs									1,121,819	9,964

Series m‑4 accrued dividend								184										(184)	(184)

Net income (loss)																		(17,163)	(17,163)

Balance as of June 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,185	5,567,171	$43,522	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,523	$(92,345)	$(88,812)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,826	3,731,248	$27,135	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,051	$(69,246)	$(66,185)

Stock based compensation																	458		458

Warrants expired																	14		14

Issuance of Series s Preferred stock, net of issuance costs									1,835,923	16,387

Series m‑4 accrued dividend								359										(359)	(359)

Net income (loss)																		(22,740)	(22,740)

Balance as of June 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,185	5,567,171	$43,522	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,523	$(92,345)	$(88,812)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
March 31, 2022	2,037,910	$5,292	—	$—	826,666	$2,480	—	$—	2,855,743	$23,118	4,308,812	$1,864	3,557,371	$7,217	23,877,817	$24	10,378,251	$10	$84,586	$(123,294)	$(38,674)

Stock based compensation																			727		727

Stock options exercised															54,745				105		105

Offering proceeds, net of issuance costs																			169		169

Share conversion to common stock	(105,889)	(275)			(666,666)	(2,000)			(72,339)	(586)	(1,059,708)	(458)	(15,604)	(32)	1,958,303	2	(16,081)		3,349		3,351

Proceeds from equity sale, net of issuance costs															194,622				378		378

Net income																				868	868

Balance as of June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation																			1,452		1,452

Warrants exercised															156,483				370		370

Conversion of debt obligations to class A common stock															6,513,385	7			16,004		16,011

Stock options exercised															127,746		25,000		202		202

Offering proceeds, net of issuance costs															2,236,619	2			19,623		19,625

Share conversion to common stock	(2,642,896)	(6,864)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)	(921,835)	(7,463)	(2,906,460)	(1,257)	(184,325)	(374)	10,919,703	11	(2,794,027)	(3)	20,590		20,598

Proceeds from equity sale, net of issuance costs															194,622				378		378

Share conversion costs																			(50)		(50)

Net loss																				(8,729)	(8,729)

Balance as of June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(8,729)	$(22,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	759
Stock compensation expense	1,452	458
Change in fair value of warrant liabilities	(15,647)	10,737
Accrued interest	24	—
Amortization of debt discount	8,878	833
PPP loan and interest foregiveness	—	(832)
(Gain) loss from damage of autonomous security robots	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(448)	114
Prepaid expenses and other current assets	44	46
Other assets	—	142
Accounts payable	(277)	262
Accrued expenses	(606)	(104)
Deferred revenue	655	(204)
Other current and noncurrent liabilities	332	7
Net cash used in operating activities	(13,638)	(10,517)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,651)	(923)
Purchase of property and equipment	(76)	(11)
Net cash used in investing activities	(1,727)	(934)

Cash Flows From Financing Activities
Proceeds from stock options exercised	202	—
Proceeds from issuance of Series S Preferred Stock, net of issuance costs	—	16,387
Offering proceeds, net of issuance costs	19,625	—
Proceeds from equity sale, net of issuance costs	378	—
Share conversion costs	(50)	—
Net cash provided by financing activities	20,155	16,387
Net change in cash and cash equivalents and restricted cash	4,790	4,936
Cash, cash equivalents and restricted cash at beginning of the period	10,849	7,157
Cash, cash equivalents and restricted cash at end of the period	$15,639	$12,093
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$20,598	$—
Conversion of debt obligations to Class A common stock	$16,011	$—
Series m-4 accrued dividend	$—	$359
PPP Loan and interest foregiveness	$—	$832

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

The Company designs, develops, builds, deploys, and supports advanced physical security technologies. The Knightscope solution to reducing crime combines the physical presence of its proprietary Autonomous Security Robots (“ASRs”) with real-time, on-site data collection and analysis coupled with a proprietary user interface. Two of the Company’s ASRs, the outdoor/indoor “K5” and the indoor “K3”, autonomously patrol client sites, without the need for remote control, to provide a visible, force multiplying, physical security presence to help protect assets, monitor changes in the environment, and deter crime. They gather real-time data using a large array of sensors. The data is accessible through the Knightscope Security Operations Center (“KSOC”), an intuitive, browser-based software interface that enables security professionals and law enforcement officers to review events generated, allowing them to have their eyes, ears, and voice on the ground 24/7/365 in multiple locations at the same time.

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software) as well as fulfillment of client demand.

Cash and cash equivalents on hand were $15.6 million as of June 30, 2022, compared to $10.7 million as of December 31, 2021. The Company has historically incurred losses and negative cashflows from operations. As of June 30, 2022, the Company also had an accumulated deficit of approximately $122.4 million and stockholders’ deficit of $33.1 million. In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A common stock and generating net proceeds of approximately $19.6 million. Management plans to seek additional financing activities to support its operations, such as issuances of equity, issuances of debt and convertible debt instruments and other financing instruments. To address this plan, on April 4, 2022, the Company entered into a committed equity financing facility with B Riley Principal Capital, LLC (“B Riley Principal Capital”) that provides the Company with the right, without obligation, to issue and sell up to $100 million of its Class A common stock over a period of 24 months (see Note 6 for details). The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders.

Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the Dividend Rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock were paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each Dividend Period on the applicable Dividend Payment Date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to our common stock and do not have a contractual obligation to share in the losses of the Company. During 2021, all shares of Series m-4 Preferred Stock were converted to Class A common stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of June 30, 2022. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net income (loss) to determine net income (loss) attributable to common stockholders upon their occurrence.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the three months ended June 30, 2022 and 2021 consist of the following:

	June 30,	June 30,
	2022	2021
Series A Preferred Stock (convertible to Class B common stock)	—	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	—	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	—	5,339,215
Series m-2 Preferred Stock (convertible to Class B common stock)	—	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	—	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	—	1,432,786
Series S Preferred Stock (convertible to Class A common stock)	—	5,567,171
Warrants to purchase common stock (convertible to Class B common stock)	—	121,913
Warrants to purchase Series B (convertible to Class B common stock)	—	53,918
Warrants to purchase of Series m-1 (convertible to Class A common stock)	—	266,961
Warrants to purchase of Series m-3 (convertible to Class A common stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A common stock)	4,441,814	2,525,714
Convertible Notes	—	1,465,306
Stock options	8,267,003	9,019,814
Total potentially dilutive shares	14,141,603	42,492,695

Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2022 and 2021 consist of the following:

	June 30,	June 30,
	2022	2021
Series A Preferred Stock (convertible to Class B common stock)	3,249,104	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	3,541,767	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	1,932,021	5,339,215
Series m-2 Preferred Stock (convertible to Class B common stock)	160,000	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	—	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	—	1,432,786
Series S Preferred Stock (convertible to Class A common stock)	2,783,404	5,567,171
Warrants to purchase common stock (convertible to Class B common stock)	—	121,913
Warrants to purchase Series B (convertible to Class B common stock)	—	53,918
Warrants to purchase of Series m-1 (convertible to Class A common stock)	—	266,961
Warrants to purchase of Series m-3 (convertible to Class A common stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A common stock)	4,441,814	2,525,714
Convertible Notes	—	1,465,306
Stock options	8,267,003	9,019,814
Total potentially dilutive shares	25,807,899	42,492,695

As all potentially dilutive securities are anti-dilutive for the six months ended June 30, 2022 and 2021, diluted net income (loss) per share is the same as basic net income (loss) per share for each period.

Comprehensive Income (Loss)

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Net income (loss) was equal to comprehensive income (loss) for the three and six month periods ended June 30, 2022 and 2021.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2020, the Financial Accounting Standards Board “(FASB)” issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20. This amendment is effective for fiscal years beginning after December 15, 2023, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

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

Autonomous Security Robots, net

ASRs consist of raw materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $34 and $41, depreciation expense of finished ASRs included in sales and marketing expense amounted to $27 and $35, and depreciation expense included in cost of revenue, net amounted to $602 and $671 for the six months ended June 30, 2022 and 2021, respectively.

ASRs, net, consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$1,711	$1,041
ASRs in progress	747	427
Finished ASRs	8,655	7,695
	11,113	9,163
Accumulated depreciation on Finished ASRs	(7,154)	(6,192)

ASRs, net	$3,959	$2,971

The components of the Finished ASRs, net as of June 30, 2022 and December 31, 2021 are as follows:

ASRs on lease or available for lease	$7,398	$6,489
Demonstration ASRs	600	585
Research and development ASRs	320	320
Docking stations	337	301
	8,655	7,695
Less: accumulated depreciation	(7,154)	(6,192)
Finished ASRs, net	$1,501	$1,503

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

Deferred revenue

In connection with the Company’s Machine-as-a-Service (“MaaS”) subscription for the Company’s ASRs, the Company’s standard billing terms are annual in advance. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period. In addition, the Company refers certain transactions to Dimension, whereby Dimension advances the full value of the MaaS subscription to the Company, less a processing fee. The advanced payment is recorded in deferred revenue and amortized over the term of the subscription once the ASR is delivered to the deployment site. See “Liquidity and Capital Resources”.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a twelve (12) month term.

The Company estimates its revenue in the periods in which the licensee uses the licensed technology. Payments are received in the subsequent period.

The following table summarizes revenue by timing of recognition:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Point in time	$31	$6
Transferred over time	1,011	906
	$1,042	$912

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Point in time	$46	$25
Transferred over time	1,939	1,753
	$1,985	$1,778

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows for the period ended June 30, 2022 and December 31, 2022:

	June 30, 2022	December 31, 2021
Deferred revenue - short term	$1,544	$889
Revenue recognized in the six months ended related to amounts included in deferred revenue as of the beginning of the year.	$621

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2022 and December 31, 2021, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets
Cash equivalents:
Money market funds	$13,024	$13,024	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$2,388	$—	$—	$2,388
Warrant liability – Series S Preferred Stock	$12,161	$—	$—	$12,161

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$370	$—	$—	$370
Warrant liability – Series m-3 Preferred Stock	$7,156	$—	$—	$7,156
Warrant liability – Series S Preferred Stock	$23,040	$—	$—	$23,040

During the six month periods ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the six month periods ended June 30, 2022 and 2021, which were measured at fair value on a recurring basis:

	June 30,	June 30,
Warrant liability	2022	2021
Beginning Balance	$30,566	$5,617
Warrants exercised	(370)	—
Revaluation of Series m-3 and S Preferred Stock warrants	(15,647)	10,737
Warrants expired	—	(14)
Ending Balance	$14,549	$16,340

NOTE 4:  Debt Obligations

Term Loan Agreement

In May 2018, the Company entered into a term loan agreement which allowed for individual term loans to be drawn in amounts totaling up to $3.5 million until January 10, 2019 (the “Loan Agreement”). Each individual term loan called for 18 equal monthly payments of principal plus accrued interest which would fully amortize the term loan. Outstanding borrowings under the term loan agreement bear interest at 1.75% above the prime rate per annum. Only one individual term loan in the amount of $0.4 million was drawn by the Company in May 2018. The loan was fully repaid in February 2019.

A warrant for 77,413 shares of Class B common stock was also issued to the lender in conjunction with the Loan Agreement, which was fully exercised during the six months period ended June 30, 2022.

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

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million). Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share, originally set to expire on December 31, 2021. On January 5, 2022, all convertible notes and accumulated interest were converted into 6,513,385 shares of Class A Common Stock, leaving no outstanding convertible notes as of June 30, 2022.

All of the Company’s outstanding convertible notes and accrued interest, totaling $16 million, net of $0.3 million of debt discount, were converted into Class A common stock during the six months period ended June 30, 2022. The remaining debt discount related to the notes in the amount of $8.8 million was amortized and recorded as interest expense during the six months period ended June 30, 2022.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	June 30,	December 31,
	2022	2021
Convertible notes, net of fees and discount	$—	$7,109
Total debt	—	7,109
Less: current portion of debt obligations	—	(7,109)
Non-current portion of debt obligations	$—	$—

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company adopted a new equity incentive plan, the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors. As of June 30, 2022, 595,669 shares were available for future grants under the 2016 Plan.

The Board may grant stock options under the 2016 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of grant and generally have a term of ten years. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2016 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to nonemployees for advisory and consulting services The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception.

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A common stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards.  In connection with the adoption of the 2022 Plan, shares previously available for new grants under the 2016 Plan, which; totaled 595,669 shares of Class A common stock as of June 30, 2022, will become available for new grants under the 2022 Plan, and shares subject to outstanding stock options under the prior plans as of the date of stockholder approval of the 2022 Plan, subsequently cease to be subject to such stock options (other than by reason of exercise of such stock options).  As of June 30, 2022, 8,267,003 shares of Class A common stock and Class B common stock were subject to outstanding stock options under the prior plans.  The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A common stock and Class B common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the committee.  Shares subject to awards that lapse, expire, terminate, or a re canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reaquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2022 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to nonemployees for advisory and consulting services. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options comprise all of the awards granted since the Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans for the six month period ended of June 30, 2022 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value(000's)
Available and outstanding as of December 31, 2021	216,003	8,799,415	$3.07	8.12	$60,924
Granted	(100,000)	100,000	10.00
Exercised		(152,746)	1.33
Expired	11,666	(11,666)	2.34
Forfeited	468,000	(468,000)	3.87
Available and outstanding as of June 30, 2022	595,669	8,267,003	$3.15	7.60	$10,630
Vested and exercisable as of June 30, 2022		4,230,115	$1.22	6.66	$7,522
Awards expected to vest as of June 30, 2022		4,036,888	$5.17	8.59	$3,108

The weighted average grant date fair value of options granted during the six month period ended June 30, 2022 was $5.08 per share. There were 152,746 options exercised during the six month period ended June 30, 2022. No options were exercised during the six month period ended June 30, 2021. The fair value of the options that vested during the six months ended June 30, 2022 and 2021 was $523 and $295, respectively. All options available and outstanding at June 30, 2022 are vested or expected to vest.

As of June 30, 2022, the Company had unamortized stock-based compensation expense of $8,315 that will be recognized over the average remaining vesting term of options of 2.47 years.

The assumptions utilized for option grants during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	—%	1.09%	0.96%	0.98%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	—%	52.66%	53.84%	52.12%
Expected term (in years)	—	6.03	6.08	6.03

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue, net	$82	$51	$162	$101
Research and development	243	96	470	175
Sales and marketing	61	20	132	61
General and Administrative	341	60	688	121
Total	$727	$227	$1,452	$458

NOTE 6: Capital Stock and Warrants

Preferred Stock

In connection with the Convertible Note Financing, later amended on November 18, 2021, William Santana Li, Chairman and Chief Executive Officer of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy and related to the outstanding securities to which the Voting Proxy applies, represents approximately 0.86% of the Company’s aggregate voting power as of June 30, 2022.

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

On October 15, 2021, the Company filed an offering statement in connection with a proposed offering of up to $40 million of its Class A common stock pursuant to Regulation A of the Securities Act, to raise additional capital for operations (the “2021 Regulation A Offering”).  The offering statement was qualified by the SEC on November 29, 2021, and the Company commenced the 2021 Regulation A Offering shortly thereafter, and terminated on January 26, 2022, issuing 2,236,619 shares of Class A common stock with net proceeds generated through this offering of $19.6 million. Outstanding Class A common stock will increase as the various classes of Preferred Stock elect to convert from preferred stock to Class A common stock.

On April 4, 2022, the Company entered into a Common Stock Purchase Agreement (as amended to date, the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital. Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital, up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s Class A common stock,  and (ii) the Exchange Cap (as defined in the Purchase Agreement) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement.  The per share purchase price for the shares of Class A common stock that B. Riley Principal Capital is required to purchase pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of the Class A common stock calculated in accordance with the Purchase Agreement, and subject to the terms and conditions set forth in the Purchase Agreement.

As consideration for B. Riley Principal Capital’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 98,888 shares of Class A common stock to B. Riley Principal Capital as initial commitment shares. In addition, (i) upon the Company’s receipt of total aggregate gross cash proceeds equal to $25,000,000 as payment by B. Riley Principal Capital for all shares of Class A common stock purchased under the Purchase Agreement, the Company will issue 59,333 additional shares of Class A common stock to B. Riley Principal Capital as additional commitment shares, and (ii) upon the Company’s receipt of total aggregate gross cash proceeds equal to $50,000,000 from B. Riley Principal Capital under the Purchase Agreement, the Company will issue an additional 39,555 shares of Class A common stock to B. Riley Principal Capital as additional commitment shares, totaling 98,888 additional commitment shares (in addition to the 98,888 initial commitment shares the Company issued to B. Riley Principal Capital upon execution of the Purchase Agreement).

Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 to register the resale of 12,197,776 shares of Class A common stock by B. Riley Principal Capital, which was declared effective by the SEC on May 11, 2022.

During the three and six months ended June 30, 2022, we sold 95,734 shares of Class A common stock under the Purchase Agreement. Net proceeds from such sales totaled $0.4 million.

Warrants

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of June 30, 2022, the Company had issued and accrued warrants to purchase up to 2,941,814 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income (expense), net on the Company’s condensed statements of operations.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On September 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock, which remained outstanding as of June 30, 2022.

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

A summary of the Company’s outstanding warrants as of June 30, 2022 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

June 30,
2022
Series A Preferred Stock	3,249,104
Series B Preferred Stock	3,541,767
Series m Preferred Stock	1,932,021
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,783,404
Stock options to purchase common stock	8,267,003
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,874,600
Stock options available for future issuance	595,669
Total shares of common stock reserved	26,403,568

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $101 and $80 and $192 and $140 in service fees for the three and six-month periods ended June 30, 2022 and 2021, respectively. The Company had payables of $47 and $29 owed to Konica Minolta as of June 30, 2022 and December 31, 2021, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2023.

Lease costs for the three and six month periods ended June 30, 2022 are as follows:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Operating lease costs
Operating lease right-of-use assets	$193	$373

As of June 30, 2022, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2022 (remaining)	$377
2023	507
Total future minimum lease payments	884
Less - Interest	(63)
Present value of lease liabilities	$821

Weighted average remaining lease term is 1.2 years as of June 30, 2022 and the weighted average discount rate is 12.0%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of June 30, 2022 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with Clients which generally include certain provisions for indemnifying Clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of June 30, 2022 and December 31, 2021.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.5 million as of June 30, 2022 and December 31, 2021, respectively, which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in of this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Overview

Knightscope, Inc. was founded in Mountain View, California in April 2013 and has since developed revolutionary Autonomous Security Robots (“ASR”) with real-time on-site data collection and analysis and an interface, primarily through funding from both strategic and private investors. Knightscope currently offers three products: (1) the K5 ASR (“K5”) for outdoor and indoor usage, (2) the K3 ASR (“K3”) for indoor usage, and (3) the K1 ASR (“K1”) for stationary usage indoors or outdoors.  In June 2022, the Company announced a new model, the K1 Hemisphere (“Hemisphere”), which includes the majority of capabilities Knightscope clients already enjoy today with its existing suite of technologies, but in a much more compact size, and is currently accepting pre-orders for this new model. The Company also provides access to the Knightscope Security Operations Center (“KSOC”) to all its clients, a proprietary, browser-based interface that allows clients real-time data access. The Company works continuously to improve and upgrade the ASR and KSOC, and their precise specifications may change over time.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from what was reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Known or Anticipated Trends

Our primary goal remains meeting client demand for additional orders of our technology, attracting new client orders, and ensuring consistent performance in the field. The Company is focused on scaling its business to meet incoming orders. Increasing demand through various marketing efforts, including our nationwide Robot Roadshow and media coverage, has driven and continues to drive an increase in orders and client inquiries.

Sales trends for the six months ended June 30, 2022 showed demand across all of Knightscope’s product service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for this brand-new technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

During the first half of 2022, both limited resources, including supply chain delays, increased minimum order requirements of raw materials and components, cash on-hand, as well as the COVID-19 pandemic had a negative impact on the Company’s performance. Additionally, a portion of clients hardest hit by COVID-19 restrictions have had to terminate or place their service on hold due to budget constraints, and numerous others have had to delay deployments due to accessibility to their premises resulting from continued uncertainty regarding state and local guidelines related to granting facility access. However, the Company has continued to sign on new clients during the pandemic and, with the recent influx of new capital in January 2022, has begun to fund and build inventory, as well as recruit additional employees, which we believe will partially offset the negative impact on our performance.

Due to numerous geopolitical events, new safety requirements and supply chain delays resulting from the COVID-19 pandemic, as well as various high-profile incidents of violence across the United States, we believe that the market for our technologies will continue to grow. At the same time, we expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

As our business scales and becomes more streamlined, management expects gross loss to decrease, once a critical mass has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we should obtain expertise, economies of scale and efficiency that would increase revenue and reduce costs over the medium to long-term. For example, we continued to refine our sales strategy in 2021 and into the first half of 2022, which is expected to increase and enhance our revenue streams. Our ASR materials sourcing, production, assembly, and manufacturing are expected to become more efficient over time, and the costs associated with these processes reduced as we grow. However, with global supply chain constraints resulting from the COVID-19 pandemic and the conflict in Ukraine, the Company experienced increased minimum order requirements and extended lead times for certain components used in our production during 2021 and throughout the first and second quarters of 2022.  The Company expects this to continue throughout 2022 and 2023, which may impact timely delivery of ASRs and our ability to begin recognizing revenue. As operations scale, we believe we will be in a better position to negotiate volume-based pricing terms with suppliers as well as optimize our designs for design-for-assembly and design-for-service. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently through the deployment of automation, alleviating the need for a dramatic increase in headcount. Additionally, new service cost reduction initiatives are underway to further reduce our ongoing repair and maintenance costs. Our overall strategy is to try to keep our fixed costs as low as possible and minimize variable costs while achieving our overall growth objectives.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three months ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue, net	$1,042	100	$912	100
Cost of revenue, net	1,732	166	1,335	146
Gross loss	(690)	(66)	(423)	(46)
Research & development	2,075	199	1,528	168
Sales & marketing	1,509	145	3,562	391
General & administrative	2,960	284	1,120	123
Total operating expenses	6,544	628	6,210	681
Loss from operations	(7,234)	(694)	(6,633)	(727)
Interest income (expense), net	1	—	(594)	(65)
Change in fair value of warrant liabilities	8,125	780	(10,737)	(1,177)
Other income (expense), net	(24)	(2)	801	88
Total other income (expense)	8,102	778	(10,530)	(1,155)
Net income (loss) before income tax	868	83	(17,163)	(1,882)
Income tax expense	—	—	—	—
Net income (loss)	868	83	$(17,163)	(1,882)

Revenue, net

Revenue, net increased by approximately $0.1 million to $1.0 million, or by 14%, in the three months ended June 30, 2022 from $0.9 million for the three months ended June 30, 2021. Despite the impact of COVID-19, which affected our existing client base, causing some contracts to be placed on hold or postponed during 2021 and into the first half 2022, coupled with supply chain constraints, recently exacerbated by the conflict in Ukraine, causing delays in our ability to assemble and deploy ASRs during the second quarter of 2022, the Company was able to offset some of the financial impact with the addition of new clients later in 2021 and through June 30, 2022. As of August 10, 2022, the Company has a backlog of orders to deploy 35 ASRs, representing an aggregate annual subscription value of approximately $1.9 million.

Cost of revenue, net

Cost of revenue, net for the three months ended June 30, 2022 increased by approximately $0.4 million to $1.7 million, compared to the three months ended June 30, 2021, primarily due to personnel costs related to increased headcount and increased costs attributed to production and service of the ASRs. The cost of revenue, net is primarily related to the depreciation and service cost for machine, including but not limited to the cost of ASR production, ASR related services, and ongoing maintenance and repairs.

Gross Loss

The revenue, net and cost of revenue, net described above resulted in a gross loss for the three months ended June 30, 2022 of approximately $0.7 million compared to $0.4 million for the three months ended June 30, 2021.

Research and Development

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Research and development	$2,075	$1,528	$547	36%
Percentage of total revenue	199%	168%

Research and development expenses increased by approximately $0.5 million, or 36%, for the three months ended June 30, 2022 as compared to the respective period of the prior year. The increase is primarily due to increase in headcount and personnel related cost, continued investment in the FedRamp process, and investment in technology development relating to new and improved versions of our ASR models.

Sales and Marketing

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$1,509	$3,562	$(2,053)	(58)%
Percentage of total revenue	145%	391%

Sales and marketing expenses decreased by $2.1 million, or 58%, for the three months ended June 30, 2022 as compared to the prior year. For the three months ended June 30, 2022 increased headcount resulted in higher personnel related costs of $0.3 million in 2022 compared to the respective period of the prior year.  The increase in personnel related costs overall was offset by the year over year decrease of $2.0 million in commercial advertising expenses in 2021 designed to increase public awareness of the Company and its products to potential customers and investors as well as its investment during 2021 in a virtual tradeshow, developed during the COVID-19 pandemic to enhance the sales experience and lead development offset by continued investment in the Robot Roadshow during 2022, which has continued to be well received and has resulted in new ASR orders.

General and Administrative

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
General and administrative	$2,960	$1,120	$1,840	164%
Percentage of total revenue	284%	123%

General and administrative expenses increased by $1.8 million, or approximately 164%, for the three months ended June 30, 2022, as compared to the respective period of the prior year. The increase was primarily driven by an increase in personnel related costs and higher investor relations, professional services costs in 2022 resulting from regulatory filings, and required filings for the annual meeting of stockholders, compared to the prior year.

Other Income (Expense), Net

	Three Months Ended
	June 30
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$8,125	$(10,737)	$18,862	176%
Interest income (expense), net	1	(594)	595	100%
Other income (expenses), net	(24)	801	(825)	(103)%
Total other income (expense)	$8,102	$(10,530)	$18,632	177%

Total other income (expense), net increased by approximately $18.6 million, or 177%, for the three months ended June 30, 2022, as compared to the respective period of the prior year due primarily to the change in fair value of warrant liability.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Six months ended June 30,
	2022	% of Revenue	2021	% of Revenue
Revenue, net	$1,985	100	$1,778	100
Cost of revenue, net	3,225	162	2,518	142
Gross loss	(1,240)	(62)	(740)	(42)
Research & development	3,913	197	2,655	149
Sales & marketing	4,998	252	6,631	373
General & administrative	5,286	266	1,665	94
Total operating expenses	14,197	715	10,951	616
Loss from operations	(15,437)	(778)	(11,691)	(658)
Interest expense, net	(8,910)	(449)	(1,133)	(64)
Change in fair value of warrant liabilities	15,647	788	(10,737)	(604)
Other income (expense), net	(29)	(1)	821	46
Total other income (expense)	6,708	338	(11,049)	(621)
Net loss before income tax	(8,729)	(440)	(22,740)	(1,279)
Income tax expense	—	—	—	—
Net loss	(8,729)	(440)	$(22,740)	(1,279)

Revenue, net

Revenue, net increased by approximately $0.2 million to $2.0 million, or by 12% in the six months ended June 30, 2022, from $1.8 million for the six months ended June 30, 2021. Despite the impact of COVID-19, which affected our existing client base, causing some contracts to be placed on hold or postponed during 2021 and into 2022, coupled with supply chain constraints, recently exacerbated by the conflict in Ukraine, causing delays in our ability to deploy ASRs during the six months ended June 30, 2022, the Company was able to offset some of the financial impact with deployments to a number of new clients later in 2021 and through June 30, 2022.

Cost of revenue, net

Cost of revenue, net for the six months ended June 30, 2022 was $3.2 million, compared to $2.5 million for the six months ended June 30, 2021, an increase of 28%, primarily due to personnel costs related to increased headcount and increased cost attributed to the production and service of the ASRs. The cost of revenue, net is primarily related to the depreciation and service cost per machine.

Gross Loss

The revenue, net and cost of revenue, net described above resulted in a gross loss for the six months ended June 30, 2022 of approximately $1.3 million compared to $0.7 million for the six months ended June 30, 2021.

Research and Development

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Research and development	$3,913	$2,655	$1,258	47%
Percentage of total revenue	197%	149%

Research and development expenses increased by approximately $1.3 million, or 47%, for the six months ended June 30, 2022 as compared to the respective period of the prior year. The increase is primarily due to increase in headcount and personnel related cost focused on technology development, including but not limited to upgrades to the KSOC platform and existing models, as well as development of brand new ASR models, like the K1 Hemisphere announced in June 2022, as well as a continued focus on FedRamp.

Sales and Marketing

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$4,998	$6,631	$(1,633)	(25)%
Percentage of total revenue	252%	373%

Sales and marketing expenses decreased by $1.6 million, or 25%, for the six months ended June 30, 2022, as compared to the respective period of the prior year. The decrease in 2022 was primarily due to a reduction of $2.4 million in spending on commercial advertising in 2021 designed to increase public awareness of the Company and its products to potential customers and investors and investment in virtual tradeshow, offset by continued investment in the Robot Roadshow during 2022, which has continued to be well received and has resulted in new ASR orders, as well as an increase in personnel related costs of $0.2 million in the six months ended June 30, 2022.

General and Administrative

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
General and administrative	$5,286	$1,665	$3,621	218%
Percentage of total revenue	266%	94%

General and administrative expenses increased by $3.6 million, or 217%, for the six months ended June 30, 2022, as compared to the respective period of the prior year. The increase was primarily driven by an increase in personnel related costs in 2022 compared to the prior year and professional service fees associated with legal, corporate, and financial service expenses related to the Company’s public listing and regulatory filings, and required filings for the annual meeting of stockholders.

Other Income (Expense), Net

	Six Months Ended
	June 30
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$15,647	$(10,737)	$26,384	246%
Interest expense, net	(8,910)	(1,133)	(7,777)	(686)%
Other income (expense), net	(29)	821	(850)	(104)%
Total other income (expense)	$6,708	$(11,049)	$17,757	161%

Total other income (expense), net increased by $17.8 million, or 161%, for the six months ended June 30, 2022, as compared to the respective period of the prior year. The increase is primarily due to the change in fair value of warrant liability partially offset by the write off of the debt discount of $8.9 million related to the conversion of the convertible notes on January 5, 2022, which was recorded as interest expenses.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had $15.6 million and $10.7 million of cash and cash equivalents, respectively. As of June 30, 2022, the Company also had an accumulated deficit of approximately $122.4 million, working capital of $13.2 million and stockholders’ deficit of $33.1 million.

On April 4, 2022, the Company entered into a Common Stock Purchase Agreement (as amended to date, the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital, up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s Class A common stock and (ii) the Exchange Cap (as defined in the Purchase Agreement) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement.  During the three months ended June 30, 2022, we sold 95,734 shares of Class A common stock under the Purchase Agreement. Net proceeds from such sales totaled $0.4 million.

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

As of the date of this report, the Company has sufficient working capital and access to cash via the committed equity facility to fund at least twelve months of operations.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(13,638)	$(10,517)
Net cash used in investing activities	(1,727)	(934)
Net cash provided by financing activities	20,155	16,387
Net increase in cash and cash equivalents	$4,790	$4,936

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $13.6 million for the six months ended June 30, 2022. Net cash used in operating activities resulted from a net loss of $8.7 million, adjusted by changes in working capital and non-cash charges, such as the change in the fair value of warrants partially offset by the amortization of the debt discount written off upon the conversion of the convertible notes in January 2022, stock compensation expense, and depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2022 increased by $3.1 million as compared to the respective period of the prior year. The increase was primarily due to the reduction in the fair value of warrants of $26.4 million and changes in assets and liabilities of $0.6 million partially offset by a decrease in net loss of $14.0 million, an increase in amortization of debt discount of $8.0 million upon the conversion of convertible notes in January 2022, an increase in stock compensation expense of $1.0 million, and a decrease of $0.8 million of forgiveness of the PPP loan and interest.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $1.7 million compared to $0.9 million in the respective period last year, or $0.8 million higher. The increase was primarily a result of higher investment in ASRs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $20.2 million for the six months ended June 30, 2022, an increase of approximately $3.8 million as compared to the respective period of the prior year.  Our financing activities for the six months ended June 30, 2022, consisted primarily of net proceeds resulting from issuing stock in connection with our 2021 Regulation A Offering that terminated on January 26, 2022, immediately prior to the Company’s listing on Nasdaq on January 27, 2022. In addition, the Company received net proceeds from the issuance and sale of shares of Class A common stock to B. Riley Principal Capital under the Purchase Agreement of approximately $0.4 million during the six months ended June 30, 2022.

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

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 to the audited financial statements for details). The convertible promissory notes had a maturity date of January 1, 2022, provide for interest at a rate of 12% per annum payable upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of June 30, 2022, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million), all of which have converted during the six months ended June 30, 2022. Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act (the “IPO”).

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes will automatically convert into Class A Common Stock upon the listing of the Company’s common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024 and will commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A common stock was not changed and remains at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

Common Stock Purchase Agreement

On April 4, 2022, the Company entered into the Purchase Agreement and a Registration Rights Agreement with B. Riley Principal Capital. Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital, up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s Class A common stock and (ii) the Exchange Cap (as defined in the Purchase Agreement) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement. The per share purchase price for the shares of Class A common stock that B. Riley Principal Capital is required to purchase pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of the Class A common stock calculated in accordance with the Purchase Agreement, and subject to the terms and conditions set forth in the Purchase Agreement.

As consideration for B. Riley Principal Capital’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 98,888 shares of Class A common stock to B. Riley Principal Capital as initial commitment shares. In addition, (i) upon the Company’s receipt of total aggregate gross cash proceeds equal to $25,000,000 as payment by B. Riley Principal Capital for all shares of Class A common stock purchased under the Purchase Agreement, the Company will issue 59,333 additional shares of Class A common stock to B. Riley Principal Capital as additional commitment shares, and (ii) upon the Company’s receipt of total aggregate gross cash proceeds equal to $50,000,000 from B. Riley Principal Capital under the Purchase Agreement, the Company will issue an additional 39,555 shares of Class A common stock to B. Riley Principal Capital as additional commitment shares, totaling 98,888 additional commitment shares (in addition to the 98,888 initial commitment shares the Company issued to B. Riley Principal Capital upon execution of the Purchase Agreement).Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 to register the resale of 12,197,776 shares of Class A common stock by B. Riley Principal Capital, which was declared effective by the SEC on May 11, 2022.

During the three months ended June 30, 2022, we sold 95,734 shares of Class A common stock under the Purchase Agreement. Net proceeds from such sales totaled $0.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to certain corporate finance and accounting oversight functions specifically related to the need for technical accounting and SEC expertise, which was primarily the result of the accounting for the preferred stock warrant liability, evaluation of the features of the convertible notes payable and other equity accounting items, due to lack of sufficient accounting and finance resources throughout 2021. Commencing in the quarter ended December 31, 2020, the Company hired a full-time, in-house accounting team, including a chief financial officer (“CFO”), who has the requisite U.S. GAAP and SEC Commission reporting expertise, to transition the Company from private to publicly listed. To fully address this material weakness and to continue our implementation of new controls and procedures to address this material weakness in 2022, the Company intends to augment its accounting team with additional technical accounting professionals. As of June 30, 2022, the Company has hired additional accounting staff and has continued its efforts to implement process improvements to ensure the effectiveness of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

As noted above, the Company intends to augment its in-house accounting team and continues to address the controls related to the material weakness, including corporate finance and accounting oversight functions. Except for these continued actions, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

10.4**	Knightscope, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022).

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

**	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: August 15, 2022

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)