Form 10-Q
period 2022-09-30
Knightscope, Inc.
filed 2022-11-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 27,210,824 shares of the registrant’s Class A common stock outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products and product candidates will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital and the availability of future financing; and
●	Unpredictable events, such as the COVID-19 pandemic and a rise in the inflation rate resulting in supply chain constraints, increased operating costs, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, disruptions and delays with certain vendors in our supply chain, as a result of the COVID-19 pandemic as well as increased operating costs resulting from a rise in the inflation rate, may adversely impact component manufacturers’ ability to meet our client demand timely. Additionally, the prioritization of shipments of certain products, as a result of the pandemic, could cause delays in our ability to deploy our ASRs. Such disruptions could result in a delay in our ability to recognize revenue on sales. The physical security industry in general and our financial position and operating results, in particular, have been material, are changing rapidly, and cannot be predicted.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$11,069	$10,749
Restricted cash	—	100
Accounts receivable (net of allowance for doubtful accounts $229 as of September 30, 2022 and $250 as of December 31, 2021)	312	1,189
Prepaid expenses and other current assets	1,957	1,299
Total current assets	13,338	13,337

Autonomous security robots, net	4,605	2,971
Property, equipment and software, net	158	117
Operating lease right-of-use-assets	620	1,077
Other assets	78	78

Total assets	$18,799	$17,580

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,702	$1,514
Accrued expenses	1,156	1,191
Deferred revenue	1,359	889
Debt obligations	—	7,109
Operating lease liabilities	657	648
Other current liabilities	553	893
Total current liabilities	5,427	12,244

Preferred stock warrant liabilities	12,006	30,566
Operating lease liabilities	—	485
Total liabilities	17,433	43,295

Commitments and contingencies (Note 8)

Preferred stock, $0.001 par value; 43,405,324 shares authorized as of September 30, 2022 and December 31, 2021; 11,426,068 and 19,617,107 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $38,041 as of September 30, 2022	36,072	57,218

Stockholders’ deficit:
Class A common stock, $0.001 par, 114,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 27,152,912 and 5,936,929 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	27	6
Class B common stock, $0.001 par, 30,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 10,319,884 and 13,131,197 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	13
Additional paid-in capital	92,921	30,745
Accumulated deficit	(127,664)	(113,697)
Total stockholders’ deficit	(34,706)	(82,933)
Total liabilities, preferred stock and stockholders’ deficit	$18,799	$17,580

(1)	The condensed balance sheet as of December 31, 2021 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue, net	$1,296	784	$3,281	2,561
Cost of revenue, net	2,195	1,309	5,420	3,826
Gross loss	(899)	(525)	(2,139)	(1,265)

Operating expenses:
Research and development	2,070	1,238	5,983	3,894
Sales and marketing	1,907	697	6,905	7,327
General and administrative	2,899	1,534	8,185	3,199
Total operating expenses	6,876	3,469	21,073	14,420

Loss from operations	(7,775)	(3,994)	(23,212)	(15,685)

Other income (expense):
Change in fair value of warrant liabilities	2,543	—	18,190	(10,737)
Interest income (expense), net	—	(858)	(8,910)	(1,992)
Other income (expense), net	(6)	(43)	(35)	778
Total other income (expense)	2,537	(901)	9,245	(11,951)

Net loss before income tax expense	(5,238)	(4,895)	(13,967)	(27,636)
Income tax expense	—	—	—	—
Net loss	(5,238)	(4,895)	(13,967)	(27,636)
Preferred stock dividends	—	(186)	—	(545)
Net loss attributable to common stockholders	$(5,238)	(5,081)	$(13,967)	(28,181)
Basic and diluted net loss per common share	$(0.14)	$(0.50)	$(0.40)	$(2.77)
Weighted average shares used to compute basic and diluted net loss per share	36,941,848	10,189,000	34,803,126	10,189,000

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of June 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,185	5,567,171	$43,522	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,523	$(92,346)	$(88,813)

Stock based compensation																	405		405

Issuance of Series s Preferred stock, net of issuance costs									19,981	164									—

Series m‑4 accrued dividend								186										(186)	(186)

Net loss																		(4,895)	(4,895)

Balance as of September 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,371	5,587,152	$43,686	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,928	$(97,427)	$(93,489)

	Series m		Series m‑2		Series m‑3		Series m‑4		Series S		Series A		Series B		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2020	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$5,826	3,731,248	$27,135	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,051	$(69,246)	$(66,185)

Stock based compensation																	863		863

Warrants expired																	14		14

Issuance of Series s Preferred stock, net of issuance costs									1,855,904	16,551

Series m‑4 accrued dividend								545										(545)	(545)

Net loss																		(27,636)	(27,636)

Balance as of September 30, 2021	5,339,215	$13,866	1,660,756	$4,982	16,757	$46	1,432,786	$6,371	5,587,152	$43,686	8,936,015	$3,865	4,653,583	$9,442	10,189,000	$10	$3,928	$(97,427)	$(93,489)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

Stock based compensation																			1,119		1,119

Stock options exercised															221,686				330		330

Shares issued for consulting services															236,567				653		653

Share conversion to Class A common stock	(52,075)	(135)							(42,063)	(341)	(139,944)	(61)	(6,146)	(11)	285,874		(42,286)		548		548

Proceeds from equity sale, net of issuance costs															323,298	1			973		974

Share Conversion costs																			(16)		(16)

Net loss																				(5,238)	(5,238)

Balance as of September 30, 2022	1,879,946	$4,882	—	$—	160,000	$480	—	$—	2,741,341	$22,191	3,109,160	$1,345	3,535,621	$7,174	27,152,912	$27	10,319,884	$10	$92,921	$(127,664)	$(34,706)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation																			2,571		2,571

Warrants exercised															156,483				370		370

Conversion of debt obligations to class A common stock															6,513,385	7			16,004		16,011

Stock options exercised															349,432		25,000		532		532

Offering proceeds, net of issuance costs															2,236,619	2			19,623		19,625

Share conversion to Class A common stock	(2,694,971)	(6,999)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)	(963,898)	(7,804)	(3,046,404)	(1,318)	(190,471)	(385)	11,205,577	11	(2,836,313)	(3)	21,138		21,146

Shares issued for consulting services															236,567				653		653

Proceeds from equity sale, net of issuance costs															517,920	1			1,351		1,352

Share conversion costs																			(66)		(66)

Net loss																				(13,967)	(13,967)

Balance as of September 30, 2022	1,879,946	$4,882	—	$—	160,000	$480	—	$—	2,741,341	$22,191	3,109,160	$1,345	3,535,621	$7,174	27,152,912	$27	10,319,884	$10	$92,921	$(127,664)	$(34,706)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(13,967)	$(27,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,157	1,141
Stock compensation expense	2,571	863
Change in fair value of warrant liabilities	(18,190)	10,737
Accrued interest	24	—
Amortization of debt discount	8,878	1,378
PPP loan and interest forgiveness	—	(832)
Common stock issued in exchange for consulting services	67
Loss from damage of autonomous security robots	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	877	(97)
Prepaid expenses and other current assets	(72)	(352)
Other assets	—	142
Accounts payable	188	332
Accrued expenses	(35)	34
Deferred revenue	470	337
Other current and noncurrent liabilities	(359)	329
Net cash used in operating activities	(18,391)	(13,619)
Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(2,756)	(1,712)
Purchase of property and equipment	(76)	(107)
Net cash used in investing activities	(2,832)	(1,819)
Cash Flows From Financing Activities
Proceeds from stock options exercised	532	—
Proceeds from issuance of Series S Preferred Stock, net of issuance costs	—	16,551
Offering proceeds, net of issuance costs	19,625	—
Proceeds for the issuance of convertible notes, net of issuance costs	—	1,500
Proceeds from equity sale, net of issuance costs	1,352	—
Share conversion costs	(66)	—
Net cash provided by financing activities	21,443	18,051
Net change in cash and cash equivalents and restricted cash	220	2,613
Cash, cash equivalents and restricted cash at beginning of the period	10,849	7,157
Cash, cash equivalents and restricted cash at end of the period	$11,069	$9,770
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$21,146	$—
Conversion of debt obligations to Class A common stock	$16,011	$—
Series m-4 accrued dividend	$—	$545
PPP Loan and interest forgiveness	$—	$832
Issuance of series s preferred stock warrant	$—	$1,654
Cashless exercise of warrants	$370	$—
Common stock issued for consulting services	$586	$—

The accompanying notes are an integral part of these condensed financial statements.

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

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software) as well as fulfillment of client demand.

Cash and cash equivalents on hand were $11.1 million as of September 30, 2022, compared to $10.7 million as of December 31, 2021. The Company has historically incurred losses and negative cashflows from operations. As of September 30, 2022, the Company also had an accumulated deficit of approximately $127.7 million and stockholders’ deficit of $34.7 million. These factors led to substantial doubt related to the Company’s ability to continue as a going concern. The following factors alleviated the substantial doubt about the Company’s ability to continue as a going concern. In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A common stock and generating net proceeds of approximately $19.6 million. Management plans to seek additional financing activities to support its operations, such as issuances of equity, issuances of debt and convertible debt instruments and other financing instruments. To address this plan, on April 4, 2022, the Company entered into a committed equity financing facility with B Riley Principal Capital, LLC (“B Riley Principal Capital”) that provides the Company with the right, without obligation, to issue and sell up to $100 million of its Class A common stock over a period of 24 months (see Note 6 for details). The Company’s projected cash flows related to its core operations as well as acquisition costs are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders (See Note 9 – Subsequent Events for details).

Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the Dividend Rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock were paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each Dividend Period on the applicable Dividend Payment Date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to our common stock and do not have a contractual obligation to share in the losses of the Company. During 2021, all shares of Series m-4 Preferred Stock were converted to Class A common stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of September 30, 2022. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net income (loss) to determine net income (loss) attributable to common stockholders upon their occurrence.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share consist of the following:

	September 30,	September 30,
	2022	2021
Series A Preferred Stock (convertible to Class B common stock)	3,109,160	8,936,015
Series B Preferred Stock (convertible to Class B common stock)	3,535,621	4,653,583
Series m Preferred Stock (convertible to Class A common stock)	1,879,946	5,339,215
Series m-2 Preferred Stock (convertible to Class B common stock)	160,000	1,660,756
Series m-3 Preferred Stock (convertible to Class A common stock)	—	16,757
Series m-4 Preferred Stock (convertible to Class A common stock)	—	1,432,786
Series S Preferred Stock (convertible to Class A common stock)	2,741,341	5,587,152
Warrants to purchase common stock (convertible to Class B common stock)	—	121,913
Warrants to purchase Series B (convertible to Class B common stock)	—	53,918
Warrants to purchase of Series m-1 (convertible to Class A common stock)	—	266,961
Warrants to purchase of Series m-3 (convertible to Class A common stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A common stock)	4,441,814	2,825,714
Convertible Notes	—	2,651,428
Stock options	9,624,595	9,019,814
Total potentially dilutive shares	26,925,263	43,998,798

As all potentially dilutive securities are anti-dilutive as of September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Net loss was equal to comprehensive loss for the three and nine month periods ended September 30, 2022 and 2021.

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

Autonomous Security Robots, net

ASRs consist of raw materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 4.5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $52 and $61, depreciation expense of finished ASRs included in sales and marketing expense amounted to $37 and $53, and depreciation expense included in cost of revenue, net amounted to $1 million for the nine months ended September 30, 2022 and 2021, respectively.

ASRs, net, consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$1,987	$1,041
ASRs in progress	553	427
Finished ASRs	9,678	7,695
	12,218	9,163
Accumulated depreciation on Finished ASRs	(7,613)	(6,192)

ASRs, net	$4,605	$2,971

The components of the Finished ASRs, net as of September 30, 2022 and December 31, 2021 are as follows:

ASRs on lease or available for lease	$8,331	$6,489
Demonstration ASRs	606	585
Research and development ASRs	380	320
Docking stations	361	301
	9,678	7,695
Less: accumulated depreciation	(7,613)	(6,192)
Finished ASRs, net	$2,065	$1,503

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

The Company estimates its revenue in the periods in which the licensee uses the licensed technology. Payments are received in the subsequent period.

The following table summarizes revenue by timing of recognition:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Point in time	$23	$16
Transferred over time	1,273	768
	$1,296	$784

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Point in time	$69	$2
Transferred over time	3,212	2,559
	$3,281	$2,561

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows for the period ended September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred revenue - short term	$1,359	$889
Revenue recognized in the nine months ended related to amounts included in deferred revenue as of the beginning of the year.	$803

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2022 and December 31, 2021, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets
Cash equivalents:
Money market funds	$9,024	$9,024	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,756	$—	$—	$1,756
Warrant liability – Series S Preferred Stock	$10,250	$—	$—	$10,250

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$370	$—	$—	$370
Warrant liability – Series m-3 Preferred Stock	$7,156	$—	$—	$7,156
Warrant liability – Series S Preferred Stock	$23,040	$—	$—	$23,040

During the nine month periods ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the nine month periods ended September 30, 2022 and 2021, which were measured at fair value on a recurring basis:

	September 30,	September 30,
Warrant liability	2022	2021
Beginning Balance	$30,566	$5,617
Initial fair value of Series S Preferred stock warrants issued	—	1,654
Warrants exercised	(370)	—
Revaluation of Series m-3 and S Preferred Stock warrants	(18,190)	10,737
Warrants expired	—	(14)
Ending Balance	$12,006	$17,994

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

A warrant for 77,413 shares of Class B common stock was also issued to the lender in conjunction with the Loan Agreement, which was fully exercised during the nine months period ended September 30, 2022.

Convertible Note Financing

On April 30, 2019, the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated, to the same group of Convertible Note Financing investors, to exchange their outstanding shares of Series m-3 Preferred Stock for newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes have a maturity date of January 1, 2022, provide for payment of accrued interest at a rate of 12% per annum upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. The convertible notes automatically convert under various scenarios including a qualified financing or IPO. As of January 1, 2020, the convertible notes became convertible at the investors’ option at prices as follows: (i) on or before June 30, 2020, $4.50 per share; (ii) after June 30, 2020, but on or before December 31, 2020, $4.00 per share; (iii) after December 31, 2020, but on or before September 30, 2021, $3.50 per share; and (iv) after September 30, 2021, $2.50 per share.

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

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million). Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share, originally set to expire on December 31, 2021. On January 5, 2022, all convertible notes and accumulated interest were converted into 6,513,385 shares of Class A Common Stock, leaving no outstanding convertible notes as of September 30, 2022.

All of the Company’s outstanding convertible notes and accrued interest, totaling $16 million, net of $0.3 million of debt discount, were converted into Class A common stock during the nine months period ended September 30, 2022. The remaining debt discount related to the notes in the amount of $8.9 million was amortized and recorded as interest expense during the nine months period ended September 30, 2022.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A common stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards.  In connection with the adoption of the 2022 Plan, shares previously available for new grants under the 2016 Plan are available for new grants under the 2022 Plan, and shares subject to outstanding stock options under the prior plans as of the date of stockholder approval of the 2022 Plan, subsequently cease to be subject to such stock options (other than by reason of exercise of such stock options).  As of September 30, 2022, 9,624,595 shares of Class A common stock and Class B common stock were subject to outstanding stock options under all plans. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A common stock and Class B common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the committee.  Shares subject to awards that lapse, expire, terminate, or a re canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reaquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the nine month period ended of September 30, 2022 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value(000's)
Available and outstanding as of December 31, 2021	216,003	8,799,415	$3.07	8.12	$60,924
2022 Equity incentive plan	5,000,000
Granted	(1,717,299)	1,717,299	3.48
Exercised		(374,432)	1.42
Expired	11,666	(11,666)	2.34
Forfeited	506,021	(506,021)	3.81
Available and outstanding as of September 30, 2022	4,016,391	9,624,595	$3.17	7.74	$6,689
Vested and exercisable as of September 30, 2022		4,505,212	$1.49	6.51	$5,181
Awards expected to vest as of September 30, 2022		5,119,383	$4.66	8.83	$1,508

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2022 was $2.20 per share. The fair value of the options that vested during the nine months ended September 30, 2022 and 2021 was $1.4 million and $489, respectively. All options available and outstanding at September 30, 2022 are vested or expected to vest.

As of September 30, 2022, the Company had unamortized stock-based compensation expense of $10,390 that will be recognized over the average remaining vesting term of options of 2.64 years.

The assumptions utilized for option grants during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.13%	0.77%	8.54%	0.39%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	52.76%	51.84%	52.82%	25.92%
Expected term (in years)	5.99	6.03	6.00	5.05

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue, net	$85	$50	$247	$151
Research and development	311	82	781	257
Sales and marketing	52	53	184	114
General and Administrative	671	220	1,359	341
Total	$1,119	$405	$2,571	$863

NOTE 6: Capital Stock and Warrants

Preferred Stock

In connection with the Convertible Note Financing, later amended on November 18, 2021, William Santana Li, Chairman and Chief Executive Officer of the Company, was granted a voting proxy to vote substantially all of the shares of the Company’s Series m-4 Preferred Stock, the stock issued upon the conversion of warrants to purchase all of the shares of the Company’s Series m-3 Preferred Stock, the stock issued upon the conversion of warrants to purchase shares of the Company’s Series S Preferred Stock, and the stock issued upon conversion of the convertible promissory notes issued as part of the Convertible Note Financing, in each case to the extent that such shares are held by participants in the Convertible Note Financing (the “Voting Proxy”). The votes held by Mr. Li, as a result of the Voting Proxy and related to the outstanding securities to which the Voting Proxy applies, represents approximately 0.86% of the Company’s aggregate voting power as of September 30, 2022.

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

During the three and nine months ended September 30, 2022, we sold 323,298 and 419,032 shares, respectively, of Class A common stock under the Purchase Agreement. Net proceeds from such sales for the three and nine months ended September 30, 2022 totaled $1.0 million and $1.4 million, respectively.

Warrants

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of September 30, 2022, the Company had issued warrants to purchase up to 2,941,814 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income (expense), net on the Company’s condensed statements of operations.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On September 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock, which remained outstanding as of September 30, 2022.

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

During the nine months ended September 30, 2022, warrants to purchase 121,913 shares of Class B common stock and 53,919 warrants to purchase Series B Preferred Stock were cashless exercised resulting in the issuance of 156,483 shares of Class A common stock and the reclassification of $370 from the warrant liability to additional paid-in capital.

A summary of the Company’s outstanding warrants as of September 30, 2022 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

September 30,
2022
Series A Preferred Stock	3,109,160
Series B Preferred Stock	3,535,621
Series m Preferred Stock	1,879,946
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,741,341
Stock options to purchase common stock	9,624,595
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,874,600
Stock options available for future issuance	4,016,391
Total shares of common stock reserved	30,941,654

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $127 and $114 and $319 and $254 in service fees for the three and nine-month periods ended September 30, 2022 and 2021, respectively. The Company had payables of $31 and $29 owed to Konica Minolta as of September 30, 2022 and December 31, 2021, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2023.

Lease costs for the three and nine month periods ended September 30, 2022 are as follows:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Operating lease costs
Operating lease right-of-use assets	$204	$576

As of September 30, 2022, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2022 (remaining)	$190
2023	507
Total future minimum lease payments	697
Less — Interest	(40)
Present value of lease liabilities	$657

Weighted average remaining lease term is 0.9 years as of September 30, 2022 and the weighted average discount rate is 12.0%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of September 30, 2022 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with Clients which generally include certain provisions for indemnifying Clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of September 30, 2022 and December 31, 2021.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively, which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

Acquisition

On October 10, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Case Emergency Systems, a California corporation (the “Seller”), pursuant to which the Company agreed to purchase and assume from the Seller substantially all the assets and certain specified liabilities of the Seller's emergency call box and communications business, subject to the terms and conditions set forth in the APA (the “Closing”).

Pursuant to the APA, the purchase price paid at the Closing consisted of (i) $6.16 million in cash, subject to a working capital and indebtedness adjustment, less the Indemnification Holdback Amount (as defined below), and (ii) $560,000 in the form of an unsecured, non-negotiable promissory note that (a) bears simple interest at the applicable federal rate per annum, (b) will mature on the 6-month anniversary of the Closing, with principal and accrued interest to be paid on the maturity date, and (c) is subordinated to all senior indebtedness of the Company to the extent required by the holders thereof.

In addition, $672,000 (the “Indemnification Holdback Amount”) was held back from the purchase price paid at the Closing and retained by the Company as security (but not the sole source of recovery) for the performance of the indemnification and other covenants, obligations and agreements of the Seller arising under the APA, any other transaction agreement or otherwise. Any portion of the Indemnification Holdback Amount not used to satisfy indemnification claims will be released to the Seller on the 12-month anniversary of the Closing.

The Company funded a portion of the cash consideration payable at Closing with the net proceeds of the 2022 Notes (as defined and described below), and the remainder from cash on hand.

2022 Convertible Notes Offering

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Buyer”), pursuant to which the Company issued and sold to the Buyer in a private placement (i) senior secured convertible notes in an aggregate principal amount of $6.075 million (the “2022 Notes”), at an initial conversion price of $5.00 per share of the Company's Class A common stock, subject to adjustment upon the occurrence of specified events described in the 2022 Notes, and (ii) warrants to purchase up to 1,138,446 shares of Class A common stock with an initial exercise price of $3.25 per share of Class A common stock, exercisable immediately and expiring five years from the date of issuance (the “2022 Warrants” and, together with the 2022 Notes, the “2022 Notes Offering”), for $5.0 million of gross proceeds.

The 2022 Notes are senior secured obligations of the Company and issued with an original issue discount of approximately 17.65%. The 2022 Notes bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum. The 2022 Notes mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions) (the “2022 Notes Maturity Date ”). The 2022 Notes are secured by a first priority security interest in substantially all of the Company’s assets.

Principal payments under the 2022 Notes are payable in equal monthly installments beginning on April 5, 2023 and ending on the 2022 Notes Maturity Date. Amortization payments are payable, at the Company’s election, in cash or, subject to certain limitations, in shares of Class A common stock valued at the lower of (i) the Conversion Price (as defined in the 2022 Notes) then in effect, and (ii) the greater of (x) $0.496, subject to adjustment as described in the 2022 Notes, (y) 92% of the VWAP (as defined in the 2022 Notes) of the Class A common stock as of the trading day immediately preceding the applicable installment payment date and (z) 92% of the quotient of (A) the sum of the VWAP of the Class A common stock for each of the three trading days with the lowest VWAP of the Class A common stock during the 20 consecutive trading day period ending and including the trading day immediately prior to the applicable installment payment date, divided by (B) 3, subject to adjustment as described in the 2022 Notes.

The Company may, subject to certain conditions, redeem all, or any portion not less than $1.0 million (or such lesser amount then outstanding thereunder), of the Conversion Amount (as defined in the 2022 Notes) then remaining under the 2022 Notes (the “Company Optional Redemption Amount”) on the applicable redemption date (a “Company Optional Redemption”) in cash at a price equal to 100% (or 115% if an event of default exists) of the greater of (i) the Conversion Amount being redeemed, and (ii) the sum of (A) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the highest closing sale price of the Class A common stock during the period commencing the trading day that is immediately prior to the date on which the Company delivers a notice of redemption and ending upon the Company’s payment of the applicable redemption amount in full. The 2022 Notes can also be redeemed by either the Company or the Buyer, as applicable, under various other circumstances, such as a change of control, events of default, subsequent financings, or at the option of the Buyer under certain circumstances, with any such redemption subject to certain terms and conditions as set forth in the 2022 Notes.

Furthermore, the 2022 Notes provide that the holders thereof are entitled to, among other things, effectuate an Alternate Conversion (as defined in the 2022 Notes), defer or accelerate certain installment payments, participate in certain future offerings of the Company’s securities, in each case, subject to various limitations and conditions and at the prices set forth in the 2022 Notes, as applicable. The 2022 Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of Class A common stock.

The 2022 Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions and the transfer of assets, among other matters, as well as a financial covenant to maintain available cash at all times of $3.0 million. The 2022 Notes also contain certain customary events of default, including, among other things, the failure to file and maintain an effective registration statement covering the Registrable Securities (as defined below), subject to certain exceptions.

The 2022 Warrants contain certain conversion limitations, providing that a holder thereof may not exercise such 2022 Warrant to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Class A common stock immediately after giving effect to such conversion or exercise.

The Company agreed to seek stockholder approval for the issuance of all of the Securities (as defined in the SPA), and, under certain circumstances, to allow for additional shares of Class A common stock to be issued under a Permitted Equity Line (as defined in the SPA), in each case in accordance with the rules and regulations of the Principal Market (as defined in the SPA).

In connection with the entry into the SPA, the Company agreed that until 90 calendar days after the effective date of the registration statement referred to below, the Company will be subject to a customary lock-up period, subject to certain exceptions, including, among other things, issuances of shares of Class A common stock in connection with the Permitted Equity Line or a Permitted ATM, or the issuance of equity awards under the Company’s equity incentive plans.

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

Recent Developments

Acquisition

On October 10, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Case Emergency Systems (the “Seller”), pursuant to which the Company agreed to purchase and assume from the Seller substantially all the assets and certain specified liabilities of the Seller's emergency call box and communications business, subject to the terms and conditions set forth in the APA (the “Acquisition”). On October 14, 2022, the Company completed the Acquisition pursuant to the APA (the “Closing”).

Pursuant to the APA, the purchase price paid at the Closing consisted of (i) $6.16 million in cash, subject to a working capital and indebtedness adjustment, less the Indemnification Holdback Amount (as defined below), and (ii) $560,000 in the form of an unsecured, non-negotiable promissory note that (a) bears simple interest at the applicable federal rate per annum, (b) will mature on the 6-month anniversary of the Closing, with principal and accrued interest to be paid on the maturity date, and (c) is subordinated to all senior indebtedness of the Company to the extent required by the holders thereof.

The Company funded a portion of the cash consideration payable at Closing with the net proceeds of the 2022 Notes (as defined and described below), and the remainder from cash on hand.

2022 Convertible Notes Offering

On October 10, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Buyer”), pursuant to which the Company issued and sold to the Buyer in a private placement (i) senior secured convertible notes in an aggregate principal amount of $6.075 million (the “2022 Notes”), at an initial conversion price of $5.00 per share of the Company’s Class A common stock, subject to adjustment upon the occurrence of specified events described in the 2022 Notes, and (ii) warrants to purchase up to 1,138,446 shares of Class A common stock with an initial exercise price of $3.25 per share of Class A common stock, exercisable immediately and expiring five years from the date of issuance (the “2022 Warrants” and, together with the 2022 Notes, the “2022 Notes Offering”), for $5.0 million of gross proceeds.

The 2022 Notes are senior secured obligations of the Company and issued with an original issue discount of approximately 17.65%. The 2022 Notes bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum. The 2022 Notes mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). The 2022 Notes are secured by a first priority security interest in substantially all of the Company’s assets.

See Note 9 — Subsequent Events in the accompanying notes to the condensed financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Sales trends for the nine months ended September 30, 2022 showed demand across all of Knightscope’s product service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for this brand-new technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

During the first nine months of 2022, both limited resources, including supply chain delays, increased minimum order requirements of raw materials and components, increased costs attributed to rising inflation, cash on-hand, as well as the COVID-19 pandemic had a negative impact on the Company’s performance. Additionally, a portion of clients hardest hit by COVID-19 restrictions have had to terminate or place their service on hold due to budget constraints, and numerous others have had to delay deployments due to accessibility to their premises resulting from uncertainty regarding state and local guidelines related to granting facility access. However, the Company has continued to sign on new clients during the pandemic and throughout the first nine months of 2022. With the recent influx of new capital in January 2022 and continued use of the B Riley committed equity facility, the Company has continued to fund and build inventory, as well as recruit additional employees, which we believe will partially offset the negative impact on our performance.

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

As our business scales and becomes more streamlined, management expects gross loss to decrease, once a critical mass has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we should obtain expertise, economies of scale and efficiency that would increase revenue and reduce costs over the medium to long-term. For example, we continued to refine our sales strategy in 2021 and into the first nine months of 2022, which is expected to increase and enhance our revenue streams. The addition of new sales representatives during 2022 coupled with improvements to our sales process have positively impacted order rates during 2022. Our ASR materials sourcing, production, assembly, and manufacturing are expected to become more efficient over time, and the costs associated with these processes reduced as we grow. However, with global supply chain constraints resulting from the COVID-19 pandemic and the conflict in Ukraine, the Company experienced increased minimum order requirements, higher prices, and extended lead times for certain components used in our production during 2021 and throughout the first three quarters of 2022. The Company expects this to continue throughout the remainder of 2022 and 2023, which may impact timely delivery of ASRs and our ability to begin recognizing revenue. As operations scale, we believe we will be in a better position to negotiate volume-based pricing terms with suppliers as well as optimize our designs for design-for-assembly and design-for-service. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently through the deployment of automation, alleviating the need for a dramatic increase in headcount. Additionally, new service cost reduction initiatives are underway to further reduce our ongoing repair and maintenance costs. Our overall strategy is to try to keep our fixed costs as low as possible and minimize variable costs while achieving our overall growth objectives.

On October 14, 2022, the Company closed its acquisition of CASE Emergency Systems as a first step in executing upon a growth strategy that includes pursuing opportunities to improve the overall financial performance of the Company and long-term mission (See Note 9 – Subsequent Events). The Company typically seeks acquisition targets with strong top line revenue and synergistic technologies.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three months ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue, net	$1,296	100	$784	100
Cost of revenue, net	2,195	169	1,309	167
Gross loss	(899)	(69)	(525)	(67)
Research & development	2,070	160	1,238	158
Sales & marketing	1,907	147	697	89
General & administrative	2,899	224	1,534	196
Total operating expenses	6,876	531	3,469	442
Loss from operations	(7,775)	(600)	(3,994)	(509)
Interest income (expense), net	—	—	(858)	(109)
Change in fair value of warrant liabilities	2,543	196	—	—
Other income (expense), net	(6)	—	(43)	(5)
Total other income (expense)	2,537	196	(901)	(115)
Net income (loss) before income tax	(5,238)	404	(4,895)	(624)
Income tax expense	—	—	—	—
Net income (loss)	(5,238)	404	$(4,895)	(624)

Revenue, net

Revenue, net increased by approximately $0.5 million to $1.3 million, or by 65%, in the three months ended September 30, 2022 from $0.8 million for the three months ended September 30, 2021. Despite the impact of COVID-19, which affected our existing client base, causing some contracts to be placed on hold or postponed during 2021 and into the first half of 2022, coupled with supply chain constraints, recently exacerbated by the conflict in Ukraine and global economic downturn, causing delays in our ability to source components to assemble and deploy ASRs during the third quarter of 2022, the Company was able to offset some of the financial impact with the addition of new clients later in 2021 and through September 30, 2022. As of November 2, 2022, the Company has a total backlog of orders, including orders attributed to CASE Emergency Systems (See Note 9 – Subsequent Events), to ship 289 units representing aggregated revenue of approximately $3.9 million. Of the 289 units, 240 are CASE units representing $1.4M of revenue and 49 are ASRs, representing an aggregate annual subscription value of approximately $2.5 million. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases in costs related to the rise in inflation, could result in clients seeking to delay or terminate existing or pending agreements. Factors noted in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 can cause revenues to be realized in periods and at levels that are different from originally projected.

Cost of revenue, net

Cost of revenue, net for the three months ended September 30, 2022 increased by approximately $0.9 million to $2.2 million, compared to $1.3 million for the three months ended September 30, 2021, primarily due to personnel costs related to increased headcount and increased costs attributed to service and ongoing support of the ASRs. The cost of revenue, net is primarily related to the depreciation and service costs for machines, including but not limited to the cost of ASR production, ASR related services, and ongoing maintenance and repairs, partially due to the impact of rising inflation.

Gross Loss

The revenue, net and cost of revenue, net described above resulted in a gross loss for the three months ended September 30, 2022 of approximately $0.9 million compared to $0.5 million for the three months ended September 30, 2021.

Research and Development

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Research and development	$2,070	$1,238	$832	67%
Percentage of total revenue	160%	158%

Research and development expenses increased by approximately $0.8 million, or 67%, for the three months ended September 30, 2022 as compared to the respective period of the prior year. The increase is primarily due to increase in headcount and personnel related costs, continued investment in the FedRamp process, and investment in technology development relating to new and improved versions of our ASR models, such as the K1 Hemisphere and new version of the K5, currently being beta tested in the field.

Sales and Marketing

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$1,907	$697	$1,210	174%
Percentage of total revenue	147%	89%

Sales and marketing expenses increased by $1.2 million, or 174%, for the three months ended September 30, 2022 as compared to the prior year. The increase was primarily attributed to $1.0 million in commercial advertising expenses, designed to increase public awareness of the Company and its products to potential customers and investors as well as its continued investment in the Robot Roadshow during 2022, which has continued to be well received and has resulted in new ASR orders.  In addition, increased headcount, as compared to the same quarter in 2021, resulted in higher personnel related costs of approximately $0.1 million for the three months ended September 30, 2022.

General and Administrative

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
General and administrative	$2,899	$1,534	$1,365	89%
Percentage of total revenue	224%	196%

General and administrative expenses increased by $1.4 million, or approximately 89%, for the three months ended September 30, 2022, as compared to the respective period of the prior year. The increase was primarily driven by an increase in insurance costs resulting from the public listing of $0.4 million, $0.2 million in legal expenses, and approximately $0.9 million of personnel related costs resulting from an increase in headcount and $0.5 million of which relates to stock based compensation expense relating to new stock option grants.

Other Income (Expense), Net

	Three Months Ended
	September 30
	2022	2021	$ Change	% Change
Change in fair value of warrant liability	$2,543	$—	$2,543	100%
Interest income (expense), net	—	(858)	858	100%
Other income (expenses), net	(6)	(43)	37	86%
Total other income (expense)	$2,537	$(901)	$3,438	382%

Total other income (expense), net increased by approximately $3.4 million, or 382%, for the three months ended September 30, 2022, as compared to the respective period of the prior year due primarily to the change in fair value of warrant liability.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth selected statements of operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Nine months ended September 30,
	2022	% of Revenue	2021	% of Revenue
Revenue, net	$3,281	100	$2,561	100
Cost of revenue, net	5,420	165	3,826	149
Gross loss	(2,139)	(65)	(1,265)	(49)
Research & development	5,983	182	3,894	152
Sales & marketing	6,905	210	7,327	286
General & administrative	8,185	249	3,199	125
Total operating expenses	21,073	642	14,420	563
Loss from operations	(23,212)	(707)	(15,685)	(612)
Interest expense, net	(8,910)	(272)	(1,992)	(78)
Change in fair value of warrant liabilities	18,190	554	(10,737)	(419)
Other income (expense), net	(35)	(1)	778	30
Total other income (expense)	9,245	282	(11,951)	(467)
Net loss before income tax	(13,967)	426	(27,636)	(1,079)
Income tax expense	—	—	—	—
Net loss	(13,967)	426	$(27,636)	(1,079)

Revenue, net

Revenue, net increased by approximately $0.7 million to $3.3 million, or by 28% in the nine months ended September 30, 2022, from $2.6 million for the nine months ended September 30, 2021. Despite the impact of COVID-19, which affected our existing client base, causing some contracts to be placed on hold or postponed during 2021 and into 2022, coupled with supply chain constraints and increased costs resulting from rising inflation, recently exacerbated by the conflict in Ukraine and global economic downturn, causing delays in our ability to source components to assemble and deploy ASRs during the nine months ended September 30, 2022, the Company was able to offset some of the financial impact with deployments to a number of new clients later in 2021 and through September 30, 2022.

Cost of revenue, net

Cost of revenue, net for the nine months ended September 30, 2022 was $5.4 million, compared to $3.8 million for the nine months ended September 30, 2021, an increase of 42%, primarily due to personnel costs related to increased headcount and increased cost attributed to the production and service of the ASRs, partially due to increased costs resulting from rising inflation. The cost of revenue, net is primarily related to the depreciation and service costs for machines.

Gross Loss

The revenue, net and cost of revenue, net described above resulted in a gross loss for the nine months ended September 30, 2022 of approximately $2.1 million compared to $1.3 million for the nine months ended September 30, 2021.

Research and Development

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Research and development	$5,983	$3,894	$2,089	54%
Percentage of total revenue	182%	152%

Research and development expenses increased by approximately $2.1 million, or 54%, for the nine months ended September 30, 2022 as compared to the respective period of the prior year. The increase is primarily due to an increase in headcount and personnel related costs focused on technology development, including but not limited to upgrades to the KSOC platform and existing ASR models, as well as development of brand new ASR models, like the K1 Hemisphere announced in June 2022, as well as a continued focus on FedRamp.  Beta versions of the upgraded K5 ASR and the new K1 Hemisphere are currently being tested in the field.

Sales and Marketing

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$6,905	$7,327	$(422)	(6)%
Percentage of total revenue	210%	286%

Sales and marketing expenses decreased by $0.4 million, or 6%, for the nine months ended September 30, 2022, as compared to the respective period of the prior year. The decrease in 2022 was primarily due to a reduction of approximately $1.0 million in spending on commercial advertising in 2022 designed to increase public awareness of the Company and its products to potential customers and investors, partially offset by continued investment in the Robot Roadshow during 2022, which has continued to be well received and has resulted in new ASR orders, as well as an increase in personnel related costs of $0.4 million in the nine months ended September 30, 2022.

General and Administrative

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
General and administrative	$8,185	$3,199	$4,986	156%
Percentage of total revenue	249%	125%

General and administrative expenses increased by $5.0 million, or 156%, for the nine months ended September 30, 2022, as compared to the respective period of the prior year. The increase was primarily driven by an increase of approximately $2.7 million relating to professional service fees associated with legal, corporate, insurance, and financial service expenses related to the Company’s public listing on Nasdaq, regulatory filings, the Acquisition and associated Notes Offering (See Note 9 – Subsequent Events) and $2.0 million in personnel related costs in 2022 compared to the prior year, as a result of an increase in headcount and an increase in stock-based compensation expense of $1.0 million.

Other Income (Expense), Net

	Nine Months Ended
	September 30
	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$18,190	$(10,737)	$28,927	269%
Interest expense, net	(8,910)	(1,992)	(6,918)	(347)%
Other income (expense), net	(35)	778	(813)	(104)%
Total other income (expense)	$9,245	$(11,951)	$21,196	177%

Total other income (expense), net increased by $21.2 million, or 177%, for the nine months ended September 30, 2022, as compared to the respective period of the prior year. The increase is primarily due to the change in fair value of warrant liability partially offset by an increase in interest expense, net of $6.9 million resulting from the write off of the remaining debt discount upon the conversion of the convertible notes on January 5, 2022.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $11.1 million and $10.7 million of cash and cash equivalents, respectively. As of September 30, 2022, the Company also had an accumulated deficit of approximately $127.7 million, working capital of $7.9 million and stockholders’ deficit of $34.7 million.

On April 4, 2022, the Company entered into a Common Stock Purchase Agreement (as amended to date, the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital, up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s Class A common stock and (ii) the Exchange Cap (as defined in the Purchase Agreement) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement. During the three and nine months ended September 30, 2022, we sold 323,298 and 419,032 shares, respectively, of Class A common stock under the Purchase Agreement. Net proceeds from such sales totaled $1.0 and $1.4 million, respectively.

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

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(18,391)	$(13,619)
Net cash used in investing activities	(2,832)	(1,819)
Net cash provided by financing activities	21,443	18,051
Net increase in cash and cash equivalents	$220	$2,613

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $18.4 million for the nine months ended September 30, 2022. Net cash used in operating activities resulted from a net loss of $14.0 million, adjusted by changes in working capital and non-cash charges, such as the change in the fair value of warrants partially offset by the amortization of the debt discount written off upon the conversion of the convertible notes in January 2022, stock compensation expense, and depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2022 increased by $4.8 million as compared to the respective period of the prior year. The increase was primarily due to the reduction in the fair value of warrants of $28.9 million partially offset by a decrease in net loss of $13.7 million, an increase in amortization of debt discount of $7.5 million upon the conversion of convertible notes in January 2022, an increase in stock compensation expense of $1.7 million, a decrease of $0.8 million of forgiveness of the Paycheck Protection Program loan and interest.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $2.8 million compared to $1.8 million in the respective period last year, or $1.0 million higher. The increase was primarily a result of higher investment in ASRs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $21.4 million for the nine months ended September 30, 2022, an increase of approximately $3.4 million as compared to the respective period of the prior year.  Our financing activities for the nine months ended September 30, 2022, consisted primarily of net proceeds resulting from issuing stock in connection with our 2021 Regulation A Offering that terminated on January 26, 2022, immediately prior to the Company’s listing on Nasdaq on January 27, 2022. In addition, the Company received net proceeds from the issuance and sale of shares of Class A common stock to B. Riley Principal Capital under the Purchase Agreement of approximately $1.4 million during the nine months ended September 30, 2022.

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

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company can issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 to the audited financial statements for details). The convertible promissory notes had a maturity date of January 1, 2022, provide for interest at a rate of 12% per annum payable upon the maturity date, are generally the most senior company security (subject to limited subordination carve-outs) and provide for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of September 30, 2022, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million), all of which have converted during the nine months ended September 30, 2022. Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share and expire on the earlier of December 31, 2024 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act (the “IPO”).

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

During the three and nine months ended September 30, 2022, we sold 323,298 and 419,032 shares of Class A common stock, respectively, under the Purchase Agreement. Net proceeds from such sales totaled $1.0 million and $1.4 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures1

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to a material weakness in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to certain corporate finance and accounting oversight functions specifically related to the need for technical accounting and SEC expertise, which was primarily the result of the accounting for the preferred stock warrant liability, evaluation of the features of the convertible notes payable and other equity accounting items, due to lack of sufficient accounting and finance resources throughout 2021. Commencing in the quarter ended December 31, 2020, the Company hired a full-time, in-house accounting team, including a chief financial officer (“CFO”), who has the requisite U.S. GAAP and SEC Commission reporting expertise, to transition the Company from private to publicly listed. To fully address this material weakness and to continue our implementation of new controls and procedures to address this material weakness in 2022, the Company intends to augment its accounting team with additional technical accounting professionals. As of September 30, 2022, the Company has hired additional accounting staff and has continued its efforts to implement process improvements to ensure the effectiveness of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

As noted above, the Company intends to augment its in-house accounting team and continues to address the controls related to the material weakness, including corporate finance and accounting oversight functions. Except for these continued actions, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings that we believe would reasonably have a material adverse impact on its business, financial results, and cash flows.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.

From time to time, we may complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, in October 2022, we completed the acquisition of Case Emergency Systems.

The success of any acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing business. The integration process may be complex, costly and time-consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others:

●	failure to implement our business plan for the combined businesses;
●	unexpected losses of key employees, customers or suppliers of acquired companies and businesses;
●	unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and internal controls with our operations;
●	coordinating new product and process development;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or acquired companies’ and businesses’ existing business relationships;
●	unanticipated changes in applicable laws and regulations;
●	unanticipated expenses and liabilities; and
●	other difficulties in the assimilation of acquired companies and businesses operations, technologies, products and systems.

We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that any acquired company and business and us had historically achieved or might achieve separately. In addition, we may not accomplish the integration of any acquired company and business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of any acquired company or business deteriorates, the anticipated cost savings, growth opportunities and other synergies of any acquired company and business may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1*

Asset Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and Case Emergency Systems (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2022).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 11, 2022).

10.1**

Securities Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2022).

10.2*	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2022).

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

*

Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended

**

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: November 14, 2022

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)