Form 10-K
period 2022-12-31
Knightscope, Inc.
filed 2023-03-31
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $ 73 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2023, there were 36,734,798 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	The success of our products and product candidates, which will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital, our rolling closes of equity infusions for our financings, and the availability of future financing;
●	Unpredictable events, such as the COVID-19 outbreak, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the COVID-19 pandemic on economic conditions, emerging technology and the security industry in general and on our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

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

In this Annual Report, the words “we,” “us,” “our,” “the Company” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I

Item 1. Business

Overview

Knightscope is a leading provider of Autonomous Security Robots (“ASRs”) and blue light emergency communication devices consisting of emergency blue light towers, blue light emergency phone (“E-Phone”) towers, fully integrated, solar-powered cellular emergency phone towers, and emergency call box systems (“Call Box”). Our technologies are Made in the USA and allow public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. Our mission is to make the United States of America the safest country in the world by helping protect the people, places, and things where we live, work, study and visit.

To support this mission, we design, develop, manufacture, market, deploy, and support ASRs, autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and blue light emergency communication devices.

We are a Delaware corporation, founded in April 2013. Our headquarters is located in Silicon Valley at 1070 Terra Bella Ave, Mountain View, CA 94043 and our telephone number is (650) 679-7626.

Strategy

The Knightscope management team intends to continue its focus on organic growth as well as add to its core solutions portfolio through future, opportunistic acquisitions based on a target’s revenue, free cash flow, technology, talent, and facilities.

On October 14, 2022, we completed the acquisition (the “CASE Acquisition”) of CASE Emergency Systems (“CASE”). CASE is a leader in blue light emergency phones and an innovator in next generation wireless emergency communications technology, providing Knightscope with a strategic entry into a nationwide market. The transaction provides a significant increase in infrastructure that is readily available for use in supporting the core business and brand strength to Knightscope with over 7,000 devices currently deployed across the United States, 9 production and logistics facilities spread throughout California, Texas and New York, and a seasoned team located across 4 states.

With a US installed base of over 7,000 devices, the CASE acquisition is positioned to enhance to Knightscope’s ASR sales strategy by providing direct access to,  numerous CASE clients, including major airports, top law enforcement agencies, universities, municipalities, rail, healthcare, parks, and the U.S. Federal Government. This direct client access will compliment and strengthen Knightscope’s growing autonomous security robot business with a comprehensive product portfolio and broadened physical footprint.

Our core technologies are suitable for most environments that require security patrol coverage and designed to be force multipliers that offer security teams improved situational awareness. ASRs conduct real-time on-site data collection and analysis in both indoor and outdoor spaces delivering alerts to security professionals through the KSOC. The KSOC enables clients with appropriate credentials and user permissions to access the data for investigative and evidence collection purposes.

Our blue light emergency communication devices consist of emergency blue light towers, E-Phone towers, fully integrated, solar-powered cellular emergency phone towers, and Call Boxes. Towered devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offer a smaller, yet still highly visible, footprint than the stationary security towers, but with the same reliable communication capabilities.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, Machine-as-a-Service (“MAAS”) business model, which includes the ASR lease as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our stationary blue light, E-Phone, and Call Box towers are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring system firmware that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. Modular upgrades are available for the blue light towers, such as public announcement speaker systems. Knightscope also offers an extended warranty on this series of stationary security towers.

Our current strategy for all products and services is to focus on United States sales and deployments for the foreseeable future before considering global expansion.

Industry background

In the United States, there are more than 8,000 private security firms and over 19,000 law enforcement agencies – a fragmented marketplace relying primarily on human beings for monitoring and patrol activities. We believe that our products offer a better economic proposition for our clients relative to a human guard or a mobile vehicle patrol unit operating 24/7, enabling the estimated 2.5 million law enforcement and security professionals to focus on strategic decision-making and enforcement.

Products

ASRs, Blue Light Towers, and Call Boxes

The K3 ASR and K5 ASR are designed to roam a geo-fenced area autonomously by utilizing numerous sensors and lasers, either on a random basis or based on a particular patrolling algorithm. They can successfully navigate around people, vehicles and objects in dynamic indoor or outdoor environments. To do this, the ASRs employ several autonomous motion and self-driving technologies, including lasers, ultrasonic sensors, inertial measurement unit (“IMU”), and wheel encoders integrated into a navigation software stack enabling autonomy. Each ASR can generate 1 to 2 terabytes of data per week and over 90 terabytes of data per year, which is accessible for review and analysis via the KSOC. Clients can recall, review, and save the data for analysis, forensic or archival purposes. Each ASR can autonomously charge and recharge on a 24-hour basis, 7 days per week without human intervention. Clients may also utilize the patrol scheduler feature on the KSOC to schedule periodic or regular patrols during certain times for alternative patrol routes.

The approximate dimensions of the K5 are as follows: Height: 5 feet, Width: 3 feet, Weight: 398 pounds.

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

The approximate dimensions of the K3 are as follows: Height: 4 feet, Width: 2 feet, Weight: 340 pounds.

The K3 is tailored for indoor usage, allowing it to autonomously navigate complex dynamic indoor environments such as an indoor mall, office building, manufacturing facility, hospital, stadium plaza, warehouse or school. It has the same suite of advanced anomaly detection capabilities as the K5, but the parking utilization, parking meter and license plate recognition features are turned off.

The ASRs include several communications features. The units can transfer data over both 4G LTE networks and Private LTE as well as future 5G capabilities. Each one has an available intercom that may be used for two-way communication with a security team. In addition, one or multiple units may be used as a live broadcast public address system or to deliver pre-recorded messages based on time, location, detection or randomly.

The ASRs run on rechargeable batteries. They are configured to patrol autonomously for approximately two to three hours, following which, without human intervention, the ASRs find and dock to a charging station, recharging for approximately 20 minutes or more before resuming patrol. The ASRs remain operational during the charging period, providing 24/7 uptime to clients.

The K1 Tower carries all the relevant features from the K3 and K5 but in a large stationary format. The K1 can be used indoors or outdoors and especially at ingress/egress points for both people and vehicles.

The approximate dimensions of the K1 are: Height: 6 feet, Width: 3 feet, Weight: 150 pounds.

The new K1 Hemisphere, soon to be commercially released, with its smaller profile, is a stationary unit designed for both indoor and outdoor use. The K1 Hemisphere provides up to 210 degree eye-level HD Recording, can be wall or pole mounted, and includes several features from the K3 and K5.

The dimensions of the K1 Hemisphere are: Diameter: 24 inches, Depth: 10 inches, Weight: 30 pounds.

The K1 Blue Light Tower emergency phone is for outdoor use and delivers completely wireless emergency phone operation, 24/7/365, even in harsh weather conditions with voice connectivity, broadcast warning capability, a flashing strobe, and night area illumination to assist responders in locating callers.

The approximate dimensions of the K1 Blue Light Tower are: Height: 12 feet, Width: less than one foot, Weight: 208 pounds.

The K1 Blue Light Emergency Phone is a compact, full-featured emergency calling solution for indoor and outdoor use. It is ideally suited for areas with limited space and offers one-touch connectivity and a high-visibility blue strobe in places tower designs may not fit. The E-Phone enhances public safety by providing robust, reliable, and clear voice-to-voice communication over a cellular network.

The dimensions of the K1 Blue Light Emergency Phone are: Height: 31.5 inches, Width: 10.5 inches, Weight: 52 pounds. The K1 Call Box is our smallest emergency call box system, delivering one-touch connection with a simple housing and interface. Call Boxes are typically mounted to a pole for outdoor use, and can be outfitted with solar charging capabilities. Like all Knightscope emergency communications products, it can provide a completely wireless solution for emergency phone calls, or it can be adapted to work with existing nearby wiring. Designed to work with hands-free ease, a handset, and TTY pad are additional options available on this device.

The dimensions of the K1 Call Box are: Height: 19.6 inches, Width: 15.3 inches, Weight: 47.4 pounds.

KSOC

The KSOC is our intuitive, browser-based interface that, coupled with ASRs, provides security professionals with “smart mobile eyes and ears and voice – on the ground”. Once alerted of an abnormal event, such as a person spotted during a specific time in a particular location, authorized users can view the live stream of data in the KSOC from each of the ASRs in the user’s network, accessing it from a security operations center or a remote laptop.

Products in Development

The Company is in the process of developing the 5th generation of the K5, which is inprocess of being released, as well as the  1st generation K1 Hemisphere. In addition, the K7 multi-terrain ASR is under concept development. The K7 is expected to have the same features as the K5, but to employ four wheels for use on more rugged outdoor terrain such as dirt, sand, and gravel. We expect that the K7 could be utilized at airfields, power utilities, borders, solar farms, wind farms or oil or gas fields. While this technology builds on a great deal of our technology stack, we anticipate that its development will require significant additional time before it can be launched into full-scale production.

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

Knightscope+

Knightscope+ is a virtual monitoring and response solution providing an alternative for client sites that do not have the resources to receive and respond to alerts generated by Knightscope’s ASRs. The service enables a full service solution for ASR clients, including but not limited to, alerts, broadcast messaging, and two-way communications. Knightscope+ operators have extensive training and experience related to surveillance and remote monitoring for greater situational awareness.

Clients

Knightscope’s products are designed to supplement the work of law enforcement and security professionals and are suitable for most environments that require patrol coverage. In the United States, there are more than 8,000 private security firms and over 19,000 law enforcement agencies – a fragmented marketplace that we believe offers numerous opportunities for disruption.

Knightscope’s ASRs, Blue Light Towers, and Call Boxes provide our clients with the ability to augment their existing security infrastructure, enabling human security resources to be more strategic in their approach to security. Our ASRs, Blue Light Tower and Call Box solutions have been deployed across a broad range of clients, including but not limited to casinos, corporations, law enforcement, county agencies, universities, and property management companies. In addition, Knightscope continues to partner with strategic resellers for our ASRs, Blue Light Towers, and Call Boxes, such as large security companies and value-added resellers offering safety equipment looking to augment the security solutions offered to their customers with advanced technology.

Sales and Marketing

The Company has been able to successfully sell new contracts through virtual private demonstrations and has embarked on an innovative “Robot Roadshow” beginning in the fourth quarter of 2021 and has now completed over 75 Pod landings across the country. The initiative entails a cross country tour of a physical “Pod” housing numerous ASRs providing a one-on-one hybrid offline/online selling technique with in-person robots and telepresence sales staff. Furthermore, we continue to be dedicated to achieving an Authority-to-

Operate (“ATO”) from the Federal Risk and Authorization Management Program (“FedRamp”), targeted during 2023. The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope.

We regularly advertise in the media through various online and offline channels.

Research and Development

Our research and development efforts focus primarily on the development of robust base technology as well as scaling efforts. In addition, we will continue to enhance our ASRs’, Blue Light Towers’, and Call Boxes’ capabilities and features, and the functionality of the KSOC software platform for use with the ASRs. In 2021, we commenced the FedRamp certification process, which is expected to continue throughout 2023 and will require ongoing support thereafter for the foreseeable future.

Intellectual Property

The Company holds ten patents collectively covering its ASRs, the security data analysis and display features of the KSOC and its parking monitor feature. The Company also has pending patent applications relating to its ASRs, KSOC, parking monitor feature, behavioral autonomous technology and the ASRs’ behavioral autonomous technology relating to visible weapon detection. The Company owns a trademark registration for its name “Knightscope” in the U.S. On August 10, 2021, the Company filed two trademark applications (Serial Numbers: 90875695 for LONG KNIGHTSCOPE. SHORT THE CRIMINALS and 90875697 for $KSCP). The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

Manufacturing and Suppliers

Knightscope assembles its ASRs at its Mountain View, California headquarters and Blue Light Towers and Call Boxes in Downey and Irvine, California from components manufactured by more than 100 suppliers. The Company’s top three suppliers, measured by spending, are Fast Radius, based in Illinois, E and M Electric and Machinery Inc., based in Healdsburg, California, and Quigley’s Auto Body, based in Lake Forest, California. The Company is not highly dependent on any one supplier and believes it can source components from other suppliers and has done so when necessary. Current lead times for certain components and systems are consistent with pre-pandemic lead times for a portion of the bill-of-material but for a variety of varying items, supply chain issues continue. With the onset of supply chain constraints, the Company has experienced significant delays on a few key components and increased requirements to pre-pay for certain raw material or larger minimum order requirements by suppliers. The Company has taken certain countermeasures including, but not limited to, adjusting production schedules, renegotiating supply agreements, re-designing systems, using multiple worldwide brokers, and purchasing larger quantities of key parts in advance. Despite our efforts to minimize the impact of supply chain limitations on our operations during 2022, we expect to continue to experience some delays in our ability to build and deploy ASRs, Blue Light Towers, and Call Boxes to our clients during 2023 due to global supply chain constraints, including, but not limited to, the impact of the continuing conflict in the Ukraine.

In order optimize our ability to serve our clients, we have partnered with one of our strategic investors, Konica Minolta, Inc., among others, to train their technicians to service, maintain and support our machines-in-network and assist us with our nationwide scaling efforts. As our fleet of deployed ASRs grows, the Company has engaged additional third-party service providers with broad geographic footprints to support our clients. K1 Blue Light Ephone Towers and Emergency Call Boxes are serviced by our in-house team of service technicians or by our value added resellers of those product lines.

Competition

At the moment, we are not aware of any direct competitors for our ASR products in the advanced physical security technology space that have viable commercial products in the United States, addressing both outdoor and indoor applications, at the same scale as Knightscope. It is a common misconception among some people outside of the security industry that we compete against closed-circuit television (CCTV) providers. They are not, in fact, competitive products because cameras do not provide a physical presence, are typically used for forensics after an event, and do not offer a client the plethora of capabilities available in an ASR/KSOC combination.

We believe that having these two types of systems working together provide a more holistic approach to promoting safety and reducing crime. While traditional human guards provide a closer comparator or competitor in some cases, we believe that utilizing our “Software, Hardware, Humans” approach is much more effective.

We are aware of a start-up, SMP Robotics Services Corp. (“SMP”), which produces an outdoor autonomous security platform that it markets through third-party distributors which has primarily been focused on international markets but appears to be attempting re-entry to the U.S. market. We had previously listed Gamma 2 Robotics and SHARP Electronics as potential competitors in this space. However, according to industry sources, we understand that both Gamma 2 Robotics and SHARP Electronics have ceased operations in the security robot space after failed attempts to enter the market. Cobalt Robotics, a company exclusively focused on indoor applications, may be considered a partial competitor. Additionally, Turing AI has recently begun offering an indoor-only robot and Robotic Assistance Devices, a subsidiary of Artificial Intelligence Technology Solutions, while beginning autonomous robot offerings, has continued to grow its stationary fixed device offerings, similar to other fixed solutions, such as those offered by Verkada.

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

Competitors for our K1 Blue Light E-Phone Towers and Emergency Call Boxes include Code Blue Corporation, Talk-a-Phone, GaiTronics (Hubbell), and Rath. To differentiate its towers and call boxes from the competition, Knightscope has focused on providing its clients with standalone solutions that include the use of solar power, requiring that no power infrastructure be in place in order for the products to work. In addition, our E-Phones are primarily cellular, requiring no communications infrastructure. As a result, the K1 Blue Light E-Phone Towers and Emergency Call Boxes are easy to install and maintain.

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

Backlog and Seasonality

As of March 19, 2023, we had orders representing approximately $5.2 million in sales outstanding, all of which related to services that we expect to deliver within one year. Of the total sales outstanding as of March 19, 2023, $2.7 million represent MaaS agreements for ASR deployments and $2.5 million relates to orders for Blue Light E-phone towers and Call Boxes. As of December 31, 2022 and 2021, we had orders representing approximately $4.7 million and $1.1 million in sales outstanding, respectively.

We have not experienced any significant effects relating to seasonality for our products and services.

Human Capital

As of December 31, 2022, the Company had 111 full-time employees and one part-time employee working primarily out of our combined headquarters and production facility in Mountain View, California and production facilities in Downey and Irvine, California. We are not a party to any collective bargaining agreements.

On January 6, 2023, the Company announced a cost-reduction plan intended to reduce operating costs, improve operating margins, streamline its operations and right-size its combined workforce and continue advancing the Company’s ongoing commitment to profitable growth. The cost-reduction plan included a reduction of the Company’s workforce by approximately 20%. As of March 30, 2023, the Company had 92 full-time employees and one part-time employee.

The Company believes that our future growth and success will depend in part on our ability to attract and retain highly-skilled employees. The executive management team is responsible for developing and executing the Company’s human capital strategy. The human capital strategy includes the attraction, acquisition, engagement, and development of the Company’s employees as resources allow. The CEO regularly updates the Company’s board of directors on key areas of our human capital strategy, including the following:

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

Health and Safety: Health, safety, and the well-being of our employees is one of our top priorities. We strive to achieve world-class safety levels on an annual basis. Our safety culture focuses on reducing workplace injuries and is supported by effective communication and reporting of workplace injuries. To protect our employees in facilities in which our teams operate, we have employed preventative measures to ensure the health and safety of our employees. We ensure our preventative measures are in compliance with the most recent local governmental regulations and requirements. These preventative measures not only apply to our physical operations, but also to health and safety measures implemented to address the health pandemics.

Available Information

We file reports and other information with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at ir.knightscope.com. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information provided on, or accessible through, our website is not a part of, or incorporated into, this Annual Report on Form 10-K. You may also access this information, free of charge, at the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Selected Risks Related to the Business and the Global Economy

We have not yet generated any profits or significant revenues.

The Company was formed in 2013 and made its first pilot sales in 2015. The Company began listing on the Nasdaq Stock Market in January 2022.  Accordingly, the Company has a limited history upon which to evaluate its performance and future prospects. Our current and proposed operations are subject to all the business risks associated with new enterprises, including, but not limited to, likely fluctuations in operating results as the Company makes significant investments in research, development and product opportunities, integrates new products under development or acquired in acquisitions, and reacts to developments in its market, such as purchasing patterns of clients and any new competitors into the market. The Company has incurred net losses and generated limited revenues since inception. Changes in our relationships with these parties or changes in the economic environments in which they operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 1 to the Company’s audited consolidated financial statements contained in this Annual Report.

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

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment.  We cannot assure you that we will be profitable in the next several years or generate sufficient revenues to meet our debt servicing and payment obligations.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

The report of our independent registered public accounting firm on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, which is included in this Annual Report, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially adversely affect our share price, our ability to secure additional financing and otherwise execute our strategy.

The Company has a history of losses and has projected operating losses and negative cash flows for the foreseeable future, and we are currently dependent on additional fundraising in order to sustain our ongoing operations. Although our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), contemplating that we will continue to operate as a going concern, we cannot assure you that the Company will be successful in acquiring additional funding at levels sufficient to fund future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of additional products and services, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

The Company expects to experience future losses as it implements its business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity and debt securities in private transactions and in the capital markets, and by means of credit facilities and other financing arrangements. We expect to continue to incur significant operating expenses as we implement our business strategy, which include development, sales and marketing, and general and administrative expenses and, as a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We will need to generate significant revenues to achieve profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability in some future period, we cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be materially and adversely affected.

The Company is subject to potential fluctuations in operating results due to its sales cycle.

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

Our financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	Our ability to maintain and grow our client base;
●	Downturns or financial instability in the business of our customers and partners;
●	Development and introduction of new products by us or our competitors;
●	Adverse changes affecting our suppliers and other third-party service providers, and any disruption in the supply of materials necessary for our business;
●	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	Our ability to achieve profitable gross margins and operating margins;
●	Periodic litigation and related legal proceedings, which could result in unexpected expenditures of time and resources; and
●	Changes in global business or macroeconomic conditions including regulatory changes.

The occurrence of any of unanticipated obstacles will hinder the execution of our business plan and adversely affect our operating results.

Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause our customers and partners to cancel agreements with us. Our financial success is sensitive to changes in general economic conditions, higher interest rates, higher energy costs, increased labor costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022 and currently expect to continue to experience in 2023.

Global inflation, elevated interest rates, and global industry-wide logistics challenges have impacted, and we expect will continue to impact, our business.  If our suppliers or other parties in our supply chain experience diminished liquidity, and as a result are unable to fulfill their obligations to us, we may be unable to provide our customers with our products in a timely manner, resulting in lost sales opportunities or a deterioration in our customer relationships.  If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted.

Similarly, the ongoing war between Russia and Ukraine has created volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such continued volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, all of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank will have access to all of their money starting March 13, 2023. While we have regained access to our funds at Silicon Valley Bank and have subsequently moved it to another bank, we continue to evaluate our banking relationships as our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our customers to acquire financing on terms favorable to us, or at all.  Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

We have a limited number of deployments, and limited market acceptance of our products could harm our business.

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The numbers, types and locations of ASRs in service vary depending on the duration of each client contract, client demand and similar factors. As a result, the numbers, types and locations of ASRs in service that are currently deployed may not be representative of client contracts and client demand in the future. In order to grow our business and extend our market position, we will need to place into service more ASRs, expand our service offerings, including by developing a new generation of our K5 ASR, and expand our presence nationwide. Our ability to expand the market for our products depends on a number of factors, including the cost, performance and perceived value associated with our products and services. Furthermore, the public’s perception of the use of robots to perform certain tasks traditionally reserved for humans may negatively affect demand for our products and services. Ultimately, our success will depend largely on our clients’ acceptance that security services can be performed more efficiently and cost effectively through the use of our ASRs and ancillary services.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly since we were first formed, and we expect it will continue as we grow over the long term. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company continues to grow, our information technology systems, internal management processes, internal controls and procedures and production processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we continue to grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

Our costs may grow more quickly than our revenues, harming our business and profitability.

Providing our products is costly because of our research and development expenses, production costs, operating costs and need for employees with specialized skills. We expect our expenses to continue to increase in the future as we expand our product offerings, expand production capabilities and hire additional employees. Historically, our costs have increased each year due to these factors and the Company expects to continue to incur increasing costs, in particular for working capital to purchase inventory, marketing and product deployments as well as costs of client support in the field. Our expenses may be greater than we anticipate, which would have a negative impact on our financial position, assets and ability to invest further in the growth and expansion of the business. In addition, expansion across the country will require increased marketing, sales, promotion and other operating expenses. Further, as additional competitors enter our market, we expect an increased pressure on production costs and margins.

Our debt arrangements, such as the Convertible Notes (as defined below), impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

We issued convertible notes in October 2022 (the “Convertible Notes”), and the Convertible Notes require us to maintain certain financial covenants, including maintaining available cash of at least $1.5 million. In addition, the Convertible Notes require that we maintain our listing on Nasdaq and contain other restrictive covenants that limit our ability to engage in specified types of transactions which limit our ability to, among other things:

●	Incur certain additional indebtedness;

●	Pay dividends on, repurchase or make distributions in respect our capital stock;
●	Make certain investments;
●	Sell or dispose of certain assets;
●	Grant liens on our assets; and
●	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

A breach of any of these covenants could result in a default under the Convertible Notes. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged all of our assets, inclusive of our intellectual property, as collateral under the Convertible Notes. If the lender accelerates the repayment, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations, including bankruptcy. In the event of a bankruptcy, collection proceedings, or other reorganization of our debt, our creditors would have priority over our stockholders, and the value of your shares could be adversely affected.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of its management team, in particular, our founders, William Santana Li and Stacy Dean Stephens. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. The Company has not yet developed a succession plan nor does it carry any key man life insurance on any members of its management team. Furthermore, as the Company grows, it will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, service and engineering experts. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights. The Company has filed in the United States various applications for protection of certain aspects of its intellectual property, and currently holds ten patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we intend to operate in the future. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not offer products or concepts that are substantially similar to our products and compete with our business. In addition, we may not have the financial or human resources to devote to adequately defending our intellectual property rights. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

Our failure to implement and maintain effective internal control over financial reporting may result in material misstatements in our consolidated financial statements, which could in the future require us to restate consolidated financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our ability to fundraise.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to certain corporate finance and accounting oversight functions, specifically related to the need for technical accounting and SEC expertise with respect to accounting for the preferred stock warrant liability, convertible notes and other equity accounting items. The material weakness was largely due to a lack of sufficient accounting and finance resources throughout 2021. Management implemented remediation steps to address the material weakness by hiring a full-time, in-house accounting team, including a chief financial officer with U.S. GAAP and SEC Commission reporting expertise, and augmenting its internal and external accounting team with additional technical accounting professionals. As of December 31, 2022, the Company’s management believes the identified material weakness has been remediated. Material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements. If a material weakness were to exist, it could result in errors in our consolidated financial statements that could result in a restatement of consolidated financial statements and cause us to fail to meet our reporting obligations. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to sell our securities and to conduct future fundraising.

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

The Company continues to be dedicated to achieving an Authority-to-Operate (“ATO”) from the “FedRamp”. The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRamp certified. FedRamp compliance will enable federal agencies to do business with Knightscope. The Company may not achieve ATO during 2023, may never achieve an ATO, or, if achieved, may never garner new business contracts from the effort.

The Company is controlled by certain of its officers and early-stage investors (who hold super voting securities), and they may make decisions that may not reflect the interests of other stockholders.

The holders of our Class B Common Stock and Super Voting Preferred Stock currently control a significant majority of the voting rights of the Company. Holders of our Class B Common Stock (including Mr. Li, our Chairman and Chief Executive Officer, and Stacy Dean Stephens, our EVP and Chief Client Officer) and the holders of the Super Voting Preferred Stock (collectively, the “Super Voting Stock”), are entitled to ten votes for each such share held at meetings of stockholders, subject to the provisions of the Delaware law and relevant provisions of the Company’s certificate of incorporation. Holders of Class A Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock may convert their shares of Class B Common Stock into shares of Class A Common Stock on a 1:1 basis.

As of February 24, 2023, the holders of the Super Voting Stock beneficially held approximately 79.32% of the Company’s total voting rights, with Mr. Li and Mr. Stephens beneficially holding (including by irrevocable voting proxy) approximately 37.8% and 15.5%, respectively, of the Company’s voting rights (approximately 53.3% collectively). As a result, holders of the Super Voting Stock (including certain officers of the Company) will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. As a result of their control of greater than 50% of the voting rights of the Company, Messrs. Li and Stephens can collectively take actions requiring stockholder approval with the vote of other stockholders. This concentration of voting power may also delay or prevent a change in control of us and might affect the market price of our securities. The interests of these stockholders may not always coincide with the interests of other securityholders of the Company.

The COVID-19 pandemic has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

Since 2020, the COVID-19 pandemic led to disruptions and volatility in the global capital markets, which has increased our cost of capital and adversely affected our ability to access the capital markets. In addition, the COVID-19 pandemic has, among other things, caused global macroeconomic uncertainty, disrupted customer spending and supply chains, and contributed to various global shipping delays. Global supply chain disruptions during the year ended December 31, 2022 negatively impacted our business and could continue to do so in 2023 and beyond, which could have a material adverse effect on the business, financial condition, and results of operations.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic and the continuing conflict in Ukraine.

The Company experienced supply chain constraints resulting from the COVID-19 pandemic, which slowed down production and negatively impacted the timing of deploying ASRs to our clients. In addition, we experienced and continue to experience supply chain delays as a result of the impact of the conflict in the Ukraine. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in receiving raw materials and components for production are likely to have an impact on sales and profitability in 2023 and beyond.

Risks related to Ownership of our Class A Common Stock

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Global Market, and Nasdaq could delist our Class A Common Stock.

Our Class A Common Stock is listed on The Nasdaq Global Market under the symbol “KSCP.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements, including maintaining a minimum bid price and a minimum market value. The inability to comply with applicable listing requirements or standards of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our Class A Common Stock, which could have a material adverse effect on our financial condition and could cause the value of our Class A Common Stock to decline.

On March 29, 2023, the Company received written notice (the “Notice”) from Nasdaq indicating that the Company is no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days, or until September 25, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the market value of the Company’s listed securities closes at $50,000,000 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the MVLS Requirement. If the Company does not regain compliance with the MVLS Requirement by the Compliance Date, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that such appeal would be successful and Nasdaq would grant the Company’s request for continued listing. If the Company does not regain compliance with the MVLS Requirement by the Compliance Date, the Company may also be able to transfer the listing of its Class A Common Stock to the Nasdaq Capital Market, provided that the Company then meets the applicable requirements for continued listing on the Nasdaq Capital Market.

Furthermore, the receipt of the Notice, or a future delisting of our Class A Common Stock, provides certain rights to the holders of our Convertible Notes, which could have a material adverse affect on the Company.

In the event that our Class A Common Stock is not eligible for quotation on another market or exchange, trading of our Class A Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Class A Common Stock, and the price of our Class A Common Stock could decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The Company may need to seek additional funds in the future.

The Company projects operating losses and negative cash flows for the foreseeable future. We may require additional funds to maintain our operations and respond to business challenges and opportunities, including the need to develop new products or enhance our existing products, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in subsequent equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Such financing could also require us to pledge assets as security for borrowings. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This could require us to modify our business plan, for example, by delaying the expansion of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its platforms, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

Our stock price may be volatile.

The market price of our Class A Common Stock may be thinly traded, highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Changes to the physical security and technology industries;
●	Current and future competition;
●	Additions or departures of key personnel;
●	Additional sales of our Class A Common Stock and other securities;
●	Our ability to execute our business plan;
●	Operating results that fall below expectations;
●	Loss of any strategic relationship;
●	Continued access to working capital funds;
●	Economic and other external factors; and
●	The threat of terrorism, geopolitical tensions, and general disruptions in the global economy, including the impacts of military action, financial and economic sanctions, and increasing geopolitical tensions related to the ongoing conflict between Russia and Ukraine.

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

If financial securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Class A Common Stock could be negatively affected.

Any trading market for our Class A Common Stock will be influenced in part by any research reports that financial securities industry analysts publish about us or our business. We do not currently have and may not obtain any future research coverage by securities industry analysts. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our Class A Common Stock could be negatively affected.

Future issuances of debt securities, which would rank senior to our common equity in bankruptcy or liquidation, or future issuances of preferred stock, which would rank senior to our common equity for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common equity. Moreover, if we issue additional preferred stock, the holders of such preferred stock, together with current holders of Preferred Stock who choose not to convert their shares to common equity, could be entitled to preferences over holders of Class A Common Stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or to borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings.

Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the latter part of the year following our first annual report required to be filed with the Commission or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you may not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

Substantial future sales or issuances of our securities, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our Class A Common Stock in the public market, the conversion of the Convertible Notes and subsequent sale of the underlying securities, or the perception that these sales or conversion could occur, could adversely affect the price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional shares. Such shares of Class A Common Stock are generally freely tradable without restriction under the Securities Act. Furthermore, holders of our preferred stock have the option to convert their shares of preferred stock into shares of our common equity, which may be subquentely sold in the market.  In addition, the applicable conversion rates for the Convertible Notes and certain of our preferred stock and/or warrants, may be adjusted based on future issuances of our Class A Common Stock, which may lead to the issuance of additional shares of Class A Common Stock.  For example, the holder of our Convertible Notes may, among other things, convert such Convertible Notes into shares of Class A Common Stock at a 15% discount to a value of our Class A Common Stock. The issuance and sale of substantial amounts of shares of our Class A Common Stock, or announcement that such issuances and sales may occur, could adversely affect the market price of our Class A Common Stock. If there are more shares of Class A Common Stock offered for sale than buyers are willing to purchase, then the market price of our Class A Common Stock may decline to a market price at which buyers are willing to purchase the offered shares of Class A Common Stock and sellers remain willing to sell the shares.

In the future, we may also issue additional securities if we need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.

From time to time, we may complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, in October 2022, we completed the CASE Acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Knightscope currently leases its premises and owns no significant plant or equipment. The Company’s approximately 15,000 square foot facility in Mountain View, California serves as its headquarters, where it designs, engineers, tests, manufactures and supports all of its ASR technologies. The Company wholly owns its ASRs and typically builds in batches based on client demand, refraining where possible in stocking inventory or finished products. The Blue Light EPhone Towers and Emergency Call Boxes are designed and assembled in the Company’s two 6,540 and 4,254 square foot facilities located in Irvine and Downey, California, respectively.

Item 3. Legal Proceedings

From time to time, the Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The Company is not presently a party to any litigation that it believes to be material and the Company is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A Common Stock is listed and traded on the Nasdaq Global Market under the symbol “KSCP.” As of February 24, 2023, we had (i) 14,499 holders of record of our Class A Common Stock and (ii) 12 holders of our Class B Common Stock.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “Forward-Looking Statements” on page 3 and “Risk Factors” beginning on page 10, for a discussion of the uncertainties, risks and assumptions associated with these statements. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

A discussion of our comparison between 2022 and 2021 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2021 and, 2020 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.knightscope.com).

Overview

Knightscope is a leading provider of autonomous security robots. Our technologies are Made in the USA and allow public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. Our mission is to make the United States of America the safest country in the world by helping to protect the people, places, and things where we live, work, study and visit.

To support this mission, we design, develop, manufacture, market, deploy and support Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and blue light emergency communication devices.

Our core technologies are suitable for most environments that require security patrol coverage and designed to be force multipliers that offer security teams improved situational awareness. ASRs conduct real-time on-site data collection and analysis in both indoor and outdoor spaces delivering alerts to security professionals through the KSOC. The KSOC enables clients with appropriate credentials and user permissions to access the data for investigative and evidence collection purposes.

Our blue light emergency communication devices consist of emergency blue light towers, blue light emergency phone (“E-Phone”) towers, fully integrated, solar-powered cellular emergency phone towers, and emergency call box systems (“Call Box”). Towered devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offering a smaller, yet still highly visible, footprint than the stationary security towers, but with the same reliable communication capabilities.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, Machine-as-a-Service business model, which includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our stationary blue light, E-Phone, and Call Box towers are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring system firmware that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. Modular upgrades are available for the blue light towers, such as public announcement speaker systems. Knightscope also offers an extended warranty on this series of stationary security towers.

Our current strategy for all products and services is to focus solely on United States sales and deployments for the foreseeable future before considering global expansion.

Recent Developments

On October 14, 2022, the Company completed the acquisition of Case Emergency Systems (“CASE”) pursuant to an asset purchase agreement entered into on October 10, 2022 (the “CASE Acquisition”). The Company purchased and assumed substantially all the assets and certain specified liabilities of CASE’s emergency call box and communications business. The purchase price paid at the closing of the CASE Acquisition consisted of (i) $6.16 million in cash, subject to a working capital and indebtedness adjustment, less an indemnification holdback amount of $672,000 and (ii) $560,000 in the form of an unsecured, non-negotiable promissory note.

On October 10, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor (i) senior secured convertible notes in an aggregate principal amount of $6.075 million (the “Notes”), at an initial conversion price of $5.00 per share of the Company’s Class A Common Stock, and (ii) warrants to purchase up to 1,138,446 shares of Class A Common Stock with an initial exercise price of $3.25 per share. On December 30, 2022, the Company and the holder of the Notes entered into an agreement and waiver, pursuant to which, among other things, the conversion price under the Note was reduced to equal the Alternate Conversion Price (as defined in the Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable).

On January 6, 2023, following the completion of the CASE Acquisition, the Company announced a cost-reduction plan intended to reduce operating costs, improve operating margins, streamline its operations and right-size its combined workforce and continue advancing the Company’s ongoing commitment to profitable growth. The cost-reduction plan included a reduction of the Company’s workforce by approximately 20%.

In February 2023, the Company commenced an At The Market offering program with H.C. Wainwright & Co., LLC, acting as sales agent, under which we may offer and sell shares of our Class A Common Stock from time to time through the sales agent having an aggregate offering price of up to $20,000,000.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of assets and liabilities at the date of our consolidated financial statements. For the Company, these estimates include, but are not limited to: deriving the useful lives of ASRs, determination of the cost of ASRs, assessing assets for impairment, and the valuation of convertible preferred stock warrants and stock options. Actual results could differ from those estimates. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 1 to our consolidated financial statements, which are included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Business Combinations

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Once the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Acquired Intangible Assets

When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as trademarks, acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

Inventory

Inventory, principally purchased components, is stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but will be reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $66 thousand and $82 thousand, depreciation expense of finished ASRs included in sales and marketing expense amounted to $46 thousand and $71 thousand, and depreciation expense included in cost of revenue, net amounted to $1.4 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

ASRs, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$2,732	$1,041
ASRs in progress	773	427
Finished ASRs	10,198	7,695
	13,703	9,163
Accumulated depreciation on Finished ASRs	(7,853)	(6,192)
ASRs, net	$5,850	$2,971

The components of the Finished ASRs, net at December 31, 2022 and 2021 are as follows:

ASRs on lease or available for lease	$9,002	$6,489
Demonstration ASRs	622	585
Research and development ASRs	194	320
Charge boxes	380	301
	10,198	7,695
Less: accumulated depreciation	(7,853)	(6,192)
Finished ASRs, net	$2,345	$1,503

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs or property and equipment was determined to be impaired during the year ended December 31, 2022 and 2021.

Convertible Preferred Warrant Liability and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the consolidated balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the consolidated statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an underwritten initial public offering (“IPO”). Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

The Company issued common stock warrants in connection with the execution of a certain debt financing during the year ended December 31, 2015. These common stock warrants are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital and were fully exercised in 2022 and none remain outstanding as of December 31, 2022. The fair value of these common stock warrants is determined using the Black-Scholes option pricing model.

On October 10, 2022, we issued common stock warrants in connection with the execution of Convertible Notes (“2022 Convertible Notes”). These warrants are recorded as derivative liabilities as it was determined they were not indeed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the consolidated statements of operations.

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

	Year ended December 31,
	2022		2021
Revenue, net
Service	$5,162	92%	$3,407	100%
Product	469	8%	—	—%
Total revenue, net	5,631	100%	$3,407	100%
Cost of revenue, net
Service	8,804	156%	5,464	160%
Product	146	3%	—	—%
Total cost of revenues	8,950	159%	5,464	160%
Gross loss	(3,319)	(59)%	(2,057)	(60)%
Operating Expenses
Research and development	8,449	150%	5,601	164%
Sales and marketing	8,500	151%	12,017	353%
General and administrative	11,700	208%	4,880	143%
Total operating expenses	28,649	509%	22,498	660%
Loss from operations	(31,968)	(568)%	(24,555)	(721)%
Interest expense, net	(9,235)	(164)%	(4,333)	(127)%
Change in fair value of warrant and derivative liability	20,857	370%	(15,718)	(461)%
Change in fair value of convertible note	(4,650)	(83)%	—	—
Other income (expense), net	(647)	(11)%	763	22%
Total other expense, net	6,325	112%	(19,288)	(566)%
Loss before income tax expense	(25,643)	(455)%	(43,843)	(1,287)%
Income tax expense	—	—%	—	—%
Net loss	$(25,643)	(455)%	$(43,843)	(1,287)%

Revenue, net

Service revenue, net, which includes revenue generated through MaaS agreements for our ASRs and maintenance and support contracts for our Blue Light EPhone Towers and Call Boxes, increased by approximately $1.8 million to $5.2 million, or approximately 53% for the year ended December 31, 2022, from $3.4 million for the year ended December 31, 2021. The increase was due to the Company’s acquisition of CASE during the fourth quarter of 2022 and ASR renewals and new deployments at a number of new clients in 2022 as the Company was able to conduct business with less disruption from COVID-19 and resulting supply chain issues, which negatively impacted the Company’s service revenue during 2021. Product revenue of approximately $0.5 million from sales of call boxes and blue light security towers represents incremental new revenue to the Company resulting from the CASE Acquisition (see note 3 to the consolidated financial statements in Item 8). The Company had no product revenue in 2021.

Cost of revenue, net

Service cost of revenue, net, representing the cost of supporting ASR MaaS and maintenance and support agreements related to call box and blue light tower installations, for the year ended December 31, 2022 was approximately $9.0 million, as compared to approximately $5.5 million for the year ended December 31, 2021, representing an increase of approximately $3.5 million, or approximately 64%. As a percentage of service revenue, service cost of revenue, net increased to 171% from 160%. In addition to the costs attributable to a higher volume of business over the prior year, the increase in service cost of revenue, net was primarily related to personnel costs related to an increase of 16 employees resulting from the CASE Acquisition, resulting in a total of 47 employees providing customer services, and increased costs attributed to the production and service of the ASRs, partially due to increased costs resulting from rising inflation. The service cost of revenue, net is primarily related to the depreciation and service costs for ASRs and support and maintenance of the blue light towers and call boxes. Product cost of revenue, net of approximately $0.1 million is related to the costs of call boxes and blue light towers sold pursuant to the CASE Acquisition during the fourth quarter of 2022.

Gross loss

Gross loss for the year ended December 31, 2022 was approximately $3.3 million, as compared to $2.1 million for the year ended December 31, 2021, representing an increase of approximately $1.3 million, or 61%.

Research and Development

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Research and development	$8,449	$5,601	$2,848	51%
Percentage of total revenue	150%	164%

Research and development (“R&D”) expense for the year ended December 31, 2022 was approximately $8.5 million, or 150% of revenue, compared to R&D expense of $5.6 million, or 164% of revenue, for the year ended December 31, 2021. The majority of the increase, $2.6 million, was due to an increase in headcount and personnel related costs associated with the addition of ten new employees, including three as a result of the CASE Acquisition, necessitated by technology development, including but not limited to upgrades to the KSOC platform and existing ASR models, development of all new ASR models like the K1 Hemisphere announced in June 2022 and continued focus on FedRamp.

Sales and marketing

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Sales and marketing	$8,500	$12,017	$(3,517)	(29)%
Percentage of total revenue	151%	353%

Sales and marketing expense for the year ended December 31, 2022 was approximately $8.5 million, or 151% of revenue, compared to sales and marketing expense of $12.0 million, or 353% of revenue, for the year ended December 31, 2021. The decrease in 2022 was primarily due to a reduction of approximately $4.6 million in spending on commercial advertising, as the Company did not incur the same level of advertising expenses invested during 2021 in connection with multiple Regulation A offerings. The Company also eliminated a significant amount of on-line advertising in 2022, This decrease was partially offset by an increase in headcount costs of approximately $0.6 million resulting from the headcount growth related to the CASE acquisition, including the addition of five CASE employees, and employee bonuses of approximately $0.2 million.

General and administrative

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
General and administrative	$11,700	$4,880	$6,820	140%
Percentage of total revenue	208%	143%

General and administrative (“G&A”) expense for the year ended December 31, 2022 was approximately $11.7 million, or 208% of revenue, compared to G&A expense of $4.9 million, or 143% of revenue, for the year ended December 31, 2021. The increase was primarily driven by an increase of approximately $3.6 million relating to professional service fees associated with legal, corporate, insurance, investor relations and financial service expenses related to the Company’s public listing on Nasdaq, regulatory filings, and the CASE acquisition, $1.8 million in personnel related costs as a result of an increase in headcount, and an increase in stock-based compensation expense of $1.4 million.

The following table sets forth total other income (expense), as described above, for the periods indicated:

	Year Ended
	December 31
	2022	2021	$ Change	% Change
Interest expense, net	$(9,235)	$(4,333)	$(4,902)	(113)%
Change in fair value of warrant and derivative liability	20,857	(15,718)	$36,575	233%
Change in fair value of convertible note	(4,650)	—	(4,650)	(100)%
Other income (expense), net	(647)	763	(1,410)	(185)%
Total other income (expense)	$6,325	$(19,288)	$25,613	133%

Interest expense, net

Interest expense, net for the year ended December 31, 2022 was approximately $9.2 million, compared to interest expense net of $4.3 million for the year ended December 31, 2021. The increase in interest expense, net of $4.9 million resulted from the write off of the remaining debt discount upon the conversion of convertible notes on January 5, 2022 and new note issuances in connection with the CASE acquisition.

Change in fair value of warrant and derivative liability

The change in the fair value of warrant and derivative liability changed by approximately $36.6 million for the year ended December 31, 2022 resulting in other income of $20.9 million compared to an expense of $15.7 million for the year ended December 31, 2021. The change in the fair value of the warrant and derivative liability is attributable to the decrease in the fair value of the preferred stock and common stock warrants that are accounted for as a liability.

Other income (expense), net

Other expense, net for the year ended December 31, 2022 was approximately $0.6 million, attributable to transaction costs related to the CASE acquisition, as compared to other income, net of $0.8 million for the year ended December 31, 2021 primarily resulting from forgiveness of a PPP loan in May 2021.

Liquidity and Capital Resources

As of December 31, 2022, and 2021, we had $4.8 million and $10.7 million, respectively, of cash and cash equivalents. As of December 31, 2022, the Company also had an accumulated deficit of $139.3 million, negative working capital of $0.4 million and stockholders’ deficit of $43.6 million. On April 20, 2021, the Company entered into a Referral Agreement with Dimension Funding, LLC (“Dimension”), whereby the Company can generate up to $10 million of immediate cash flow by referring its clients to Dimension for financing of their annual fees over the MaaS subscription term. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASRs by accelerating collection of its accounts receivable. In 2022, the Company also began working with a second source for order financing for its ASRs to supplement its ability to finance its backlog. Following the Company’s listing on Nasdaq, in April 2022, Knightscope established a $100 million committed equity facility with B. Riley Principal Capital, LLC, enabling the Company to access capital in its discretion, as required, subject to market conditions. After the Class A Common Stock had been listed for a year, the Company filed a registration statement for up to $20 million, having entered into an At the Market Offering agreement on February 1, 2023 with H.C. Wainwright & Co., LLC. This facility provides the Company with additional access to capital, as needed, subject to market conditions. In addition, as of March 13, 2023, the Company’s cash balance was approximately $3.5 million. The Company has projected operating losses and negative cash flows of approximately $1.5 million per month, on average, for the next several months. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely. We intend to monitor the stability of the financial institutions in which we keep our liquid funds to mitigate against the exposure to loss of funds and delays in accessing our cash. Occasionally, such reviews and other events result in the movement of funds to more stable institutions such as the movement of our cash deposits out of Silicon Valley Bank to Comerica Bank.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Year ended December 31,
	2022	2021

	(In thousands)
Net cash used in operating activities	$(24,064)	$(20,106)
Net cash used in investing activities	(9,931)	(2,333)
Net cash provided by financing activities	27,956	26,131
Net (decrease) increase in cash and cash equivalents	$(6,039)	$3,692

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, sell and service blue light ePhone towers and call boxes, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities for the year ended December 31, 2022 increased by $4.0 million to $24.1 million, compared to $20.1 million for the year ended December 31, 2021. The increase was primarily due to the reduction in the change in fair value of warrants of $36.6 million, a reduction in interest expense related to warrants for preferred stock of $1.0 million and a decrease in non-cash interest of $0.6 million, partially offset by a decrease in net loss of $18.2 million, an increase in amortization of debt discount of $6.4 million upon the conversion of convertible notes in January 2022, a change in the fair value of convertible notes of $4.7 million, an increase in stock compensation expense of $2.3 million, changes in the operating assets and liabilities, net of $1.4 million, a decrease of $0.8 million of forgiveness of the Paycheck Protection Program loan and interest, and issuance of common stock in exchange for services in 2022 of $0.3 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase. In 2022, we invested $5.4 million, net of cash acquired for the CASE acquisition.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $9.9 million compared to $2.3 million for the year ended December 31, 2021, an increase of $7.6 million. The increase was primarily a result of the CASE acquisition and a $2.2 million increase in the investment in ASRs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $28.0 million for the year ended December 31, 2022, an increase of approximately $1.8 million as compared to the prior year. Our financing activities for the year ended December 31, 2022, consisted primarily of net proceeds of approximately $19.6 million resulting from issuing stock in connection with our 2021 Regulation A Offering that terminated on January 26, 2022, immediately prior to the Company’s listing on Nasdaq on January 27, 2022. In addition, the Company received net proceeds from the issuance and sale of shares of Class A Common Stock to B. Riley Principal Capital under the Purchase Agreement of approximately $2.9 million, received net proceeds of $5.0 million from Convertible Notes and Warrants issued in connection with the CASE acquisition (see note 3), and received proceeds from stock option exercises of approximately $0.5 million during the year ended December 31, 2022.

Convertible Promissory Notes and Series S Preferred Stock Warrants, and the Related Conversion of Certain Series m-3 Preferred Stock into Series m-4 Preferred Stock

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company could issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. On September 10, 2019, the Company issued, to the same group of Convertible Note Financing investors, 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock held by such investors. The Series m-4 Preferred Stock has a senior liquidation preference to all other Preferred Stock and Common Stock of the Company, has an accruing payment in kind dividend in the form of Series m-4 Preferred Stock of 12%, and has certain other preferential rights, including voting rights, as further explained in the Company’s amended and restated certificate of incorporation. Exchange of Series m-3 Preferred Stock for Series m-4 Preferred Stock was inclusive of inducement expenses of $0.9 million (see Note 4 – Capital Stock and Warrants to the audited consolidated financial statements for details). Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. These warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and were initially scheduled to expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes initially had a maturity date of January 1, 2022, and provided for interest at a rate of 12% per annum payable upon the maturity date, and were generally the most senior company security (subject to limited subordination carve-outs) and provided for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control. As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of approximately $14.7 million (out of $15 million) under the Convertible Note Financing. Warrants for the purchase of up to 2,941,814 shares of Series S Preferred Stock were also issued and accrued for, respectively, to the same convertible note holders. The warrants have an exercise price of $4.50 per share, and originally scheduled to expire on December 31, 2021.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement for the Convertible Note Financing (see Note 3 – Debt Obligations – Convertible Note Financing) and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes would automatically convert into Class A Common Stock upon the listing of the Company’s Class A Common Stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024, to commence on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A Common Stock was not changed and remained at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share. In connection with the listing of our Class A Common Stock on the Nasdaq Global Market on January 27, 2022, all of the outstanding convertible notes issued under the Convertible Note Financing converted to Class A Common Stock.

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

2022 Convertible Notes and Common Stock Warrants

On October 10, 2022, we entered into a securities purchase agreement with an accredited investor (the “Buyer”), pursuant to which we sold and issued to the Buyer in a private placement (i) senior secured convertible notes in an aggregate principal amount of $6.075 million (the “2022 Convertible Notes”), at an initial conversion price of $5.00 per share of Class A Common Stock, subject to adjustment upon the occurrence of specified events described in the 2022 Convertible Notes, and (ii) warrants to purchase up to 1,138,446 shares of Class A Common Stock with an initial exercise price of $3.25 per share of Class A Common Stock, exercisable immediately and expiring five years from the date of issuance (the “2022 Common Stock Warrants” and, together with the 2022 Convertible Notes, the “2022 Convertible Notes Offering”), for $5.0 million of gross proceeds. Digital Offering, LLC, acted as the placement agent for the 2022 Convertible Notes Offering and received a commission of 4.50% of the aggregate principal amount of the 2022 Convertible Notes.

The 2022 Common Stock Warrants are recorded as derivative liabilities as it was determined they are not indexed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the consolidated statements of operations.

The 2022 Convertible Notes are senior secured obligations of the Company. The 2022 Convertible Notes were issued with an original issue discount of approximately 17.65%, bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum, and mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). On December 30, 2022, we and the Buyer entered into an Agreement and Waiver (the “Waiver”). Under the Waiver, we mutually agreed to reduce the minimum cash covenant to $1.5 million and to lower the conversion price in part, such that the conversion price in effect on any given time of determination will equal the Alternate Conversion Price (as defined in 2022 Convertible Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable).

Common Stock Purchase Agreement with B. Riley

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

During the three months and full year ended December 31, 2022, we sold 790,030 and 1,209,062 shares of Class A Common Stock, respectively, under the Purchase Agreement. Net proceeds from such sales totaled $1.5 million and $2.9 million, respectively.

At the Market Offering Program

In February 2023, we commenced an At the Market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allows us to sell and issue shares of up to approximately $20 million of our Class A Common Stock from time-to-time. As of March 10, 2023, we issued 2,145,387 shares of Class A Common Stock under the At The Market offering program for total proceeds of $2.4 million, net of commissions and other offering related expenses.

Promissory Note

On October 14, 2022 we issued an unsecured, non-negotiable promissory note for $560,000 in connection with the CASE Acquisition (see note 3 to the Consolidated Financial Statements).The note bears simple interest at the applicable federal rate per annum, will mature in April, 2023, with principal and accrued interest to be paid on the maturity date, and is subordinated to all senior indebtedness of the Company to the extent required by the holders thereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

KNIGHTSCOPE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knightscope, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Knightscope, Inc.  (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and cash used in operations raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2020.

San Jose, California

March 31, 2023

KNIGHTSCOPE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,810	$10,749
Restricted cash	—	100
Accounts receivable (net of allowance for doubtful accounts of $229 and $250 as of December 31, 2022 and 2021, respectively)	1,370	1,189
Inventory	2,560	—
Prepaid expenses and other current assets	1,349	1,299
Total current assets	10,089	13,337
Autonomous Security Robots, net	5,850	2,971
Property, equipment and software, net	614	117
Operating lease right-of-use-assets	2,012	1,077
Goodwill	1,344	—
Intangible assets, net	2,056	—
Other assets	117	78
Total assets	$22,082	$17,580

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,457	$1,514
Accrued expenses	2,403	1,191
Deferred revenue	1,711	889
Debt obligations	2,144	7,109
Operating lease liabilities, current	731	648
Other current liabilities	1,063	893
Total current liabilities	10,509	12,244
Debt obligations	6,554	—
Preferred stock warrant liability	10,011	30,566
Derivative liability	1,146	—
Other noncurrent liabilities	356	—
Operating lease liabilities, noncurrent	1,309	485
Total liabilities	29,885	43,295

Commitments and contingencies (Note 11)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of December 31, 2022 and 2021, 11,351,841 and 19,617,107 shares issued and outstanding at December 31, 2022 and 2021, respectively; aggregate liquidation preference of $37,733 and $60,841 as of December 31, 2022 and 2021, respectively	35,783	57,218

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of December 31, 2022 and 2021, 28,029,238 and 5,936,929 shares issued and outstanding as of December 31, 2022 and 2021, respectively	28	6
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of December 31, 2022 and 2021, 10,319,884 and 13,131,197 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	13
Additional paid-in capital	95,716	30,745
Accumulated deficit	(139,340)	(113,697)
Total stockholders’ deficit	(43,586)	(82,933)
Total liabilities, preferred stock and stockholders’ deficit	$22,082	$17,580

See accompanying Notes to Consolidated Financial Statements.

KNIGHTSCOPE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021
Revenue, net
Service	$5,162	$3,407
Product	469	—
Total revenues	5,631	3,407
Cost of revenue, net
Service	8,804	5,464
Product	146	—
Total cost of revenues, net	8,950	5,464
Gross loss	(3,319)	(2,057)

Operating expenses:
Research and development	8,449	5,601
Sales and marketing	8,500	12,017
General and administrative	11,700	4,880
Total operating expenses	28,649	22,498

Loss from operations	(31,968)	(24,555)

Other income (expense):
Interest expense, net	(9,235)	(4,333)
Change in fair value of warrant and derivative liability	20,857	(15,718)
Change in fair value of convertible note	(4,650)	—
Other income (expense), net	(647)	763
Total other income (expense)	6,325	(19,288)

Loss before income tax expense	(25,643)	(43,843)
Income tax expense	—	—
Net loss	(25,643)	(43,843)
Preferred stock dividends	—	(608)
Net loss attributable to common stockholders	$(25,643)	$(44,451)
Basic and diluted net loss per share of Class A and Class B Common Stock	$(0.72)	$(4.18)
Weighted average shares used to compute basic and diluted net loss per share	35,551,120	10,631,774

See accompanying Notes to Consolidated Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands except share data)

	Series m		Series m-1		Series m-2				Series m-4				Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Series m-3		Preferred		Series S		Preferred		Preferred		Common		Common				Total
	Stock		Stock		Stock		Preferred Stock		Stock		Preferred Stock		Stock		Stock		Stock		Stock		Additional	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Deficit
Balance as of January 1, 2021	5,339,215	$13,866	—	$—	1,660,756	$4,982	16,757	$46	1,432,786	$5,826	3,731,248	$27,135	8,936,015	$3,865	4,653,583	$9,442	—	$—	10,189,000	$10	3,051	$(69,246)	$(66,185)

Stock based compensation																					1,269		1,269

Warrants expired																					14		14

Warrants Exercised			186,872	1,319

Stock options exercised																	4,396				4		4

Issuance of Series s Preferred Stock, net of issuance costs											1,855,904	16,545											—

Share conversion to common stock	(764,298)	(1,985)			(409,090)	(1,227)			(1,432,786)	(6,434)	(1,881,913)	(13,685)	(2,780,451)	(1,202)	(927,491)	(1,883)	5,932,533	6	2,942,197	3	26,407		26,416

Series m-4 accrued dividend										608												(608)	(608)

Net loss																						(43,843)	(43,843)

Balance as of December 31, 2021	4,574,917	11,881	186,872	1,319	1,251,666	3,755	16,757	46	—	—	3,705,239	29,995	6,155,564	2,663	3,726,092	7,559	5,936,929	6	13,131,197	13	30,745	(113,697)	(82,933)

Stock based compensation																					3,539		3,539

Warrants exercised																	156,483				370		370

Conversion of debt obligations to Class A Common Stock																	6,513,385	7			16,004		16,011

Stock options exercised																	370,235		25,000		551		551

Offering proceeds, net of issuance costs																	2,236,619	2			19,623		19,625

Proceeds from equity sale, net of issuance costs																	1,307,950	1			2,878		2,879

Shares issued for consulting services																	236,567				653		653

Share conversion to common stock	(2,719,589)	(7,063)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)			(990,507)	(8,018)	(3,069,404)	(1,328)	(190,471)	(386)	11,271,070	12	(2,836,313)	(3)	21,427		21,436

Share conversion costs																					(74)		(74)
Net loss																						(25,643)	(25,643)

Balance as of December 31, 2022	1,855,328	$4,818	—	$—	160,000	$480	—	$—	—	$—	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

See accompanying Notes to Consolidated Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(25,643)	$(43,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,552
Stock compensation expense	3,539	1,269
Change in fair value of warrant and derivative liability	(20,857)	15,718
Change in fair value of convertible note	4,650	—
Amortization of debt discount	8,878	2,448
Loss from damage of Autonomous Security Robots	—	5
PPP loan forgiveness	—	(832)
Common stock issued in exchange for consulting services	267	—
Non-cash interest	343	914
Interest expense related to warrants for preferred stock	—	982
Changes in operating assets and liabilities:
Accounts receivable	181	(315)
Inventory	(41)	—
Prepaid expenses and other current assets	361	(542)
Other assets	(11)	142
Accounts payable	944	1,282
Accrued expenses	1,213	327
Deferred revenue	607	367
Other current and noncurrent liabilities	(205)	420
Net cash used in operating activities	(24,064)	(20,106)

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(5,421)	—
Autonomous Security Robots	(4,399)	(2,216)
Purchase of property and equipment	(111)	(117)
Net cash used in investing activities	(9,931)	(2,333)

Cash Flows From Financing Activities
Proceeds from stock options exercise	551	4
Proceeds from issuance of Series s Preferred Stock offering, net	—	16,545
Proceeds for the issuance of convertible notes, net of issuance costs	3,157	9,582
Offering proceeds, net of issuance costs	19,625	—
Proceeds from issuance of warrants, net of issuance costs	1,818	—
Proceeds from equity sale, net of issuance costs	2,879	—
Share conversion costs	(74)	—
Net cash provided by financing activities	27,956	26,131
Net change in cash and cash equivalents	(6,039)	3,692
Cash, cash equivalents and restricted cash at beginning of year	10,849	7,157
Cash, cash equivalents and restricted cash at end of year	$4,810	$10,849

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Issuance of warrants for preferred stock	$—	$10,564
Series m-4 accrued dividend	$—	$608
Cashless exercise of warrants for preferred stock	$370	$1,319
Conversion of preferred stock to common stock	$21,436	$26,416
Expiration of warrants for preferred stock	$—	$14
Conversion of debt obligations to Class A Common Stock	$16,011	$—
Fair value of shares issued for consulting services	$386	$—
Holdback liability for acquisition of business included in accrued liabilities	$232	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands, unless otherwise stated)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc., was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. and its subsidiary (the “Company”) is a leading provider of autonomous security robots. Our technologies are Made in the USA and allow public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. Our mission is to make the United States of America the safest country in the world by helping to protect the people, places, and things where we live, work, study and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and blue light emergency communication devices.

Basis of Presentation and Liquidity

These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of scaling the business and research and development activities related to the development, continued improvement, and deployement of the Company’s ASRs (hardware and software).

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $4.8 million as of December 31, 2022, compared to $10.7 million as of December 31, 2021. The Company has historically incurred losses and negative cashflows from operations. As of December 31, 2022, the Company also had an accumulated deficit of $139.3 million, negative working capital of $0.4 million and stockholders’ deficit of $43.6 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

On April 20, 2021, the Company secured up to $10.0 million in financing of Machine-as-a-Service (“MAAS”) subscriptions. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASRs by accelerating collection of its accounts receivable. In 2022, the Company also began working with a second source for order financing for its ASRs to supplement its ability to finance its backlog. The Company’s Regulation A Offering terminated on April 21, 2021, generating additional cash proceeds, net of issuance costs, of $18.8 million as of December 31, 2021. During the fourth quarter of 2021, the Company received proceeds of $9.6 million from the issuance of additional Convertible Notes containing the same terms and conditions as previously issued Convertible Notes and Warrants, as amended. In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A Common Stock and generating net proceeds of approximately $20.2 million. Following the Company’s listing on Nasdaq on January 27, 2022, in April 2022, Knightscope established a $100 million committed equity facility with B. Riley Principal Capital, LLC, enabling the Company to access capital in its discretion, as required, subject to market conditions. After the Class A Common Stock had been listed for a year, the Company filed a registration statement for up to $20 million for an At the Market Offering agreement on February 1, 2023 with H.C. Wainwright & Co., LLC. This facility provides the Company with additional access to capital, as needed, subject to market conditions. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations or discontinue operations completely. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to sellers and buyers based in the United States.

Comprehensive Loss

Comprehensive loss is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for years ended December 31, 2022 and 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of our ASRs, property and equipment and intangible assets, certain estimates required within revenue recognition, warranty and bad debt reserves, estimating fair values of Company’s share-based awards and warrant liability, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

Restricted Cash

The Company has restricted cash as collateral for the Company’s corporate credit card program. As of December 31, 2022 and 2021, the carrying value of restricted cash was $0 and $0.1 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company monitors the credit exposure of its cash and cash equivalent balances by reviewing the credit worthiness of the financial institutions in which it holds its cash. Such reviews may result in the Company moving its cash to banks with more solid balance sheets, as the Company recently did when it moved its cash out of Silicon Valley Bank. Cash and cash equivalent deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, the Company has not experienced any losses on such accounts. As of December 31, 2022 and 2021, the Company had cash and cash equivalent balances exceeding Federal Deposit Insurance Corporation (“FDIC”) insured limits by $4.6 million and $10.5 million, respectively. The Company intends monitor the stability of the financial institutions in which it keeps its liquid funds in order to mitigate against the exposure to loss of funds and delays in accessing cash.

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface KSOC as well as the sale of blue light towers and call boxes. The Company reviews its receivables for collectability based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectability of the receivables in the determination of the allowance for doubtful accounts. Based on these assessments, the Company determined that an allowance for doubtful accounts of $0.2 million and $0.3 million on its accounts receivable balance as of December 31, 2022 and 2021, respectively, was appropriate.

As of December 31, 2022, the Company had three clients whose accounts receivable balance, including unbilled amounts, totaled 10% or more of the Company’s total accounts receivable (13%, 12%, and 12%) compared with one such client as of December 31, 2021 (19%).

For the year ended December 31, 2022, the Company had no clients who individually accounted for 10% or more of the Company’s total revenue, net compared with two clients for the year ended December 31, 2021 (15% and 10%).

Inventory

Inventory, principally purchased components, is stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

	December 31,
	2022	2021
Raw materials	$2,032	$—
Work in process	—	—
Finished goods	528	—
	$2,560	$—

Prepaid expenses and other current assets

Prepaid and other current assets is comprised of the following (in thousands):

	December 31,
	2022	2021
Prepaid inventory	$66	$183
Prepaid expense	901	525
2021 Regulation A deferred offering and public listing costs	—	215
Research and development tax credit	376	376
Other current assets	6	—
	$1,349	$1,299

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $66 and $82, depreciation expense of finished ASRs included in sales and marketing expense amounted to $46 and $71, and depreciation expense included in cost of revenue, net amounted to $1.4 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

ASRs, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$2,732	$1,041
ASRs in progress	773	427
Finished ASRs	10,198	7,695
	13,703	9,163
Accumulated depreciation on Finished ASRs	(7,853)	(6,192)
ASRs, net	$5,850	$2,971

The components of the Finished ASRs, net, are as follows (in thousands):

	December 31,
	2022	2021
ASRs on lease or available for lease	$9,002	$6,489
Demonstration ASRs	622	585
Research and development ASRs	194	320
Charge boxes	380	301
	10,198	7,695
Less: accumulated depreciation	(7,853)	(6,192)
Finished ASRs, net	$2,345	$1,503

Property, Equipment and Software

Property, equipment and software, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Computer equipment, software and furniture, fixtures and equipment are depreciated over useful lives ranging from three to five years, and leasehold improvements are depreciated over the respective lease term or useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Property, equipment, and software, as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31
	2022	2021
Computer equipment	$258	$159
Software	8	8
Furniture, fixtures and equipment	788	314
Leasehold improvements	46	46
	1,100	527
Accumulated depreciation and amortization	(486)	(410)
Property, equipment and software, net	$614	$117

Depreciation and amortization expense on property, equipment and software included in research and development expenses amounted to $47 and $6, and for cost of revenue, net amounted to $29 and $10. Depreciation and amortization expense relating to general and administrative expenses and sales and marketing expenses was insignificant for all periods presented.

Business Acquisitions

The Company performs valuations of assets acquired and liabilities assumed for acquisitions and allocates the purchase price to its respective net tangible and intangible assets, and liabilities based on their estimated fair values. Any residual purchase price is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. During the measurement period, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, all adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of December 31, 2022.

Goodwill and Acquired Intangible Assets

The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill annually, at the end of the year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Since inception through December 31, 2022, the Company did not have any goodwill impairment.

Acquired intangible assets consist of identifiable intangible assets, primarily developed technology, trademark and customer relationships. These intangible assets have been determined to have definite lives and are carried at cost, less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is normally one to eight years. The amortization expense for developed technology is recorded in cost of revenues. The amortization expense for the trademark and customer relationships is recorded in sales and marketing expense.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs or property, equipment and software was determined to be impaired during the year ended December 31, 2022 and 2021.

Leases

The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s consolidated balance sheets. The Company does not have any finance lease ROU assets or liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

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

The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Accounting Standards Codification 842, Leases (“ASC 842”) occurs. Operating lease costs for lease payments is recognized on a straight-line basis over the lease term.

The adjustments due to the adoption of ASC 842 primarily related to the recognition of an operating lease ROU asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease ROU asset and liability were recognized at the adoption date of ASC 842, based on the present value of lease payments over the remaining lease term. In determining the net present value of lease payments, the Company used its incremental borrowing rate of 12% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2022, the Company’s incremental borrowing rate for its real estate operating leases, including those for CASE, range from 5.25% to 15% dependent upon the weighted-average remaining lease term of 2.73 years for the Company’s leased properties.

The Company’s lease contracts often include lease and non-lease components. For facility leases, the Company has elected the practical expedient offered by the standard to not separate lease from non-lease components and accounts for them as a single lease component.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease costs for short-term leases is recognized on a straight-line basis over the lease term.

Convertible Preferred Warrant Liability and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the consolidated balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the consolidated statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an underwritten initial public offering (“IPO”). Upon an

IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

The Company issued common stock warrants in connection with the execution of a certain debt financing during the year ended December 31, 2015. Common stock warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of these common stock warrants is determined using the Black-Scholes option pricing model.

On October 10, 2022, the Company issued common stock warrants in connection with the execution of Convertible Notes (“2022 Convertible Notes”). These warrants are recorded as a derivative liability as it was determined they are not indexed to the Company’s common stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in change in fair value of warrant and derivative liability on the consolidated statements of operations.

Revenue Recognition

ASR related revenues

The Company derives its revenues from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts under the lease accounting that typically have a twelve (12)-month term. In addition, the Company derives non-lease revenue items such as professional services related to ASRs’ deployments, special decals, shipping costs and training if any, recognized when control of these services is transferred to the clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Blue light ePhone Towers and Call box related revenues

The Company also derives revenues from fees from Blue light ePhone Towers and call box related services, such as installation, maintenance, and upgrades. The maintenance revenue is recognized in the period the service is performed and the Company has determined that term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

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

The Company recognizes ASR subscription revenue as follows:

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

Deferred revenue

In connection with the Company’s MaaS subscription for the Company’s ASRs, the Company’s standard billing terms are annual in advance. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period. In addition, the Company refers certain transactions to Dimension and Balboa Capital, whereby Dimension or Balboa Capital advances the full value of the MaaS subscription to the Company, less a processing fee. The advanced payment is recorded in deferred revenue and amortized over the term of the subscription once the ASR is delivered to the deployment site.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a twelve (12)-month term.

The Company also records deferred revenue from unfinished contracts for certain call box related services.

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

	December 31, 2022	December 31, 2021
Deferred revenue - short term	$1,711	$889
Revenue recognized in the year ended related to amounts included in deferred revenue at the beginning of the period	$657	$249

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contracts.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Year Ended December 31
	2022			2021
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$77	$4,125	$4,202	$27	$3,380	$3,407
Blue light ePhone Towers and Call box	1,370	59	1,429	—	—	—
Total	$1,447	$4,184	$5,631	$27	$3,380	$3,407

Other revenue, net

Other non-ASR service related revenues such as deployment services, decals and training revenue are recognized when services are delivered. Revenue from these transactions has been immaterial for all periods presented and is included in service revenue, net.

Product Revenue, net

Product revenue, net includes point of sale transactions related to the Blue Light ePhone-towers and call boxes, including product, shipping, and installation.

Cost of revenue, net

Cost of revenue, net related to services includes depreciation of the ASRs over the useful lives of the ASRs, labor and associated benefits incurred in the production and maintenance of the ASRs, data and communications fees, routine maintenance costs, shipping costs, and other direct costs incurred during assembly and deployment. Call box and blue light tower related cost of revenue, net also consist of all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tool, repairs and other expenses.

Shipping and Handling Costs

The Company classifies certain shipping and handling costs as cost of revenue, net in the accompanying consolidated statements of operations. The amounts classified as cost of revenue, net represent shipping and handling costs associated with the deployment or returns of the ASRs directly to or from clients. Management believes that the classification of these shipping and handling costs as cost of revenue, net better reflects the cost of producing the ASRs and selling its services. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and clients are recorded as sales and marketing expenses.

The shipping and handling costs recorded within cost of revenue, net totaled approximately $153 and $73 for the years ended December 31, 2022 and 2021, respectively. Shipping and handling costs recorded within sales and marketing was insignificant for the years ended December 31, 2022 and 2021, respectively.

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

Deferred Offering Costs

Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged against the net proceeds of the related stock issuances upon the completion of an offering or to expense if the offering is not completed or aborted. Deferred offering costs are included in prepaid expenses and other current assets on the consolidated balance sheets.

Research and Development Costs

Research and development costs primarily consist of employee-related expenses, including salaries and benefits, share-based compensation expense, facilities costs, depreciation and other allocated expenses. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded in sales and marketing expense in the Company’s consolidated statements of operations as incurred. Advertising expense was $5.1 million and $9.7 million for the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. Additionally, the Company assesses its uncertain tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the consolidated financial statements.

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

	December 31,
	2022	2021
Series A Preferred Stock (convertible to Class B Common Stock)	3,086,160	6,155,564
Series B Preferred Stock (convertible to Class B Common Stock)	3,535,621	3,726,092
Series m Preferred Stock (convertible to Class A Common Stock)	1,855,328	4,574,917
Series m-1 Preferred Stock (convertible to Class A Common Stock)	—	186,872
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	1,251,666
Series m-3 Preferred Stock (convertible to Class A Common Stock)	—	16,757
Series S Preferred Stock (convertible to Class A Common Stock)	2,714,732	3,705,239
Warrants to purchase common stock (convertible to Class A Common Stock)	1,138,446	—
Warrants to purchase common stock (convertible to Class B Common Stock)	—	121,913
Warrants to purchase Series B (convertible to Class B Common Stock)	—	53,918
Warrants to purchase Series m-3 (convertible to Class A Common Stock)	1,432,786	1,432,786
Warrants to purchase Series s (convertible to Class A Common Stock)	4,441,814	4,441,814
Convertible Notes	5,189,351	5,883,628
Stock options	10,081,915	9,015,418
Total potentially dilutive shares	33,636,153	40,566,584

As all potentially dilutive securities are anti-dilutive as of December 31, 2022 and 2021, diluted net loss per share of Class A and Class B Common Stock is the same as basic net loss per share for each year.

Accounting Pronouncements Adopted in 2022

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. This amendment is applicable to all public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. This amendment also further revises the guidance in ASU 260, Earnings per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. The amendments are effective for fiscal years beginning after December 15, 2021, for public entities, excluding those that are smaller reporting companies. The Company adopted ASU 2020-06 as of January 1, 2022.

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

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective the first quarter of 2023. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the impact of Topic 326 on its consolidated financial statements and the related disclosure but does not believe it will have a material effect.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB, and does not believe any of the accounting pronouncements has had or will have a material impact on the consolidated financial statements.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liability. The inputs used in estimating the fair value of the warrant liability are described in Note 6 - Capital Stock and Warrants.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2022 and 2021 and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash equivalents:
Money market funds	$3,025	$3,025	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,282	$—	$—	$1,282
Warrant liability – Series s Preferred Stock	$8,729	$—	$—	$8,729
Derivative liability – Class A Common Stock warrants	$1,146	$—	$—	$1,146
2022 Convertible Notes	$8,152	$—	$—	$8,152

	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash equivalents:
Money market funds	$6,623	$6,623	$—	$—
Liabilities
Warrant liability – Series B Preferred Stock	$370	$—	$—	$370
Warrant liability – Series m-3 Preferred Stock	$7,156	$—	$—	$7,156
Warrant liability – Series s Preferred Stock	$23,040	$—	$—	$23,040

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liability during the years ended December 31, 2022 and 2021, which were measured at fair value on a recurring basis:

Warrant and Derivative Liability
Balance as of January 1, 2021	$5,617
Initial fair value of Series s Preferred Stock warrants	10,564
Expired warrants	(14)
Exercise of warrants	(1,319)
Revaluation of Series B, m-1, m-3 and s Preferred Stock warrants	15,718
Balance as of December 31, 2021	30,566
Initial fair value of Class A Common Stock warrants	1,818
Exercise of warrants	(370)
Revaluation of Class A Common Stock, Series B, m-3 and s Preferred Stock warrants	(20,857)
Balance as of December 31, 2022	$11,157

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 convertible note during the year ended December 31, 2022, which were measured at fair value on a recurring basis:

Issunace	$3,182
Accretion of interest	320
Change in fair value	4,650
Balance as of December 31, 2022	$8,152

NOTE 3:  Business Acquisition

On October 14, 2022, the Company finalized an asset acquisition (“APA”) with CASE Emergency Systems, a privately held California corporation (“CASE”), pursuant to which the Company purchased and assumed from CASE substantially all the assets and certain specified liabilities of CASE’s emergency call box and communications business to complement and strengthen the Company’s growing autonomous security robot business with a comprehensive product portfolio and a broadened geographic footprint.

The purchase price was $6.72 million, which included an unsecured, non-negotiable promissory note (see note 5) in the amount of $0.56 million. The cash purchase price of $6.16 million was reduced by a working capital adjustment of $67 and is subject to an indemnification holdback of $0.67 million. On February 8, 2023, the Company and CASE finalized the working capital adjustment reflected as a reduction of the indemnification holdback amount to $232,000, reflected in the purchase price. Any portion of the remaining indemnification holdback not used to satisfy indemnification claims will be released to CASE on October 14, 2023.

Along with cash on hand, the Company funded the cash portion of the acquisition from gross proceeds of $5 million from the 2022 Convertible Notes and 2022 Common Stock Warrants issued in connection with the acquisition (see note 5).

The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using Level 3 inputs. The final allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the acquisition of CASE and are reflected, as of the acquisition date, in the accompanying consolidated financial statements as follows (in thousands):

Purchase Price
Purchase price per APA	$6,720
Promissory note	(560)
Cash consideration	6,160
Working capital adjustment	(67)
Promissory note at fair value	546
Indemnification holdback adjustment	(440)
Total consideration transferred	$6,199

Account receivables	362
Inventory	2,519
Property, equipment and software	462
Operating lease right-of-use-assets	985
Developed technology	990
Customer relationships	950
Trademark	230
Other assets	27
Operating lease liabilities, current	(328)
Deferred revenue	(215)
Operating lease liabilities	(657)
Other liabilities	(470)
Total net assets acquired	4,855
Goodwill as of December 31, 2022	1,344
Acquired assets and liabilities assumed	$6,199

Goodwill was calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired, the assembled workforce and planned growth in strategic markets that could not be individually identified and separately recognized. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

Intangible assets with determinable lives
Developed technology	$990
Customer relationships	950

Trademark	230
Gross carrying amount as of December 31, 2022	$2,170

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of CASE business. Customer relationships were valued using the multi-period excess earning method of the income approach. Developed technology primarily consists of the proprietary hardware and software used in CASE’s communications platform. Trademarks relates to the “CASE” trade name. Developed technology and trademarks were valued using the relief-from-royalty method under the income approach. This method involves forecasting avoided royalties, reducing them by taxes and discounting the resulting net cash flows to a present value using an appropriate discount rate that requires judgement by management.

The following table represents the unaudited pro-forma consolidated operating results of the Company as if the CASE acquisition had been completed on January 1, 2021 (amounts in thousands). The unaudited pro-forma information makes certain adjustments to remove transaction costs and related expenses, amortize acquired intangible assets and align the Company’s debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2021, nor is such unaudited pro-forma information necessarily indicative of future results.

	December 31,
	2022 (unaudited)	2021 (unaudited)
Revenue	$12,990	$8,840
Net loss	(26,185)	(47,104)

NOTE 4: Goodwill and Intangible Assets

The goodwill is primarily attributable to the planned growth in the combined business after the acquisition of CASE. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. The carrying amount of goodwill was $1.3 million as of December 31, 2022.

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		December 31, 2022
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net

Developed technology	5	$990	$(41)	$949
Customer relationships	8	950	(25)	925
Trademark	1	230	(48)	182
Total		$2,170	$(114)	$2,056

Intangible assets amortization expense totalling $114 for the year ended December, 31, 2022 was recorded in sales and marketing and cost of revenue, net service in the amounts of $73 and $41, respectively.

As of December 31, 2022, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2023	$499
2024	317
2025	317
2026	317
2027	275
Thereafter	331
Total	$2,056

NOTE 5: Debt Obligations

Convertible Note Financing

On April 30, 2019 the Company signed a Note and Warrant Purchase Agreement under the form of which the Company could issue up to $15 million of convertible promissory notes and warrants to purchase up to 3,000,000 shares of Series S Preferred Stock (20% warrant coverage) (the “Convertible Note Financing”). Pursuant to the terms of the Convertible Note Financing, the Company became obligated, to the same group of Convertible Note Financing investors, to exchange their outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and were initially scheduled to expire on the earlier of December 31, 2021 or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. The convertible promissory notes initially had a maturity date of January 1, 2022, and provided for payment of accrued interest at a rate of 12% per annum upon the maturity date, and were generally the most senior company security (subject to limited subordination carve-outs) and provided for significant discounts upon a qualified financing or an initial public offering, and for a premium upon a change of control.

As of December 31, 2021, the Company had issued convertible notes in the aggregate principal amount of $14.7 million under the Convertible Note Financing. Interest expense on the Convertible Note Financing during the year ended December 31, 2021 was $0.9 million. Warrants for the purchase of 1,916,100 shares of Series S Preferred Stock were also issued and accrued for, to the holder of the convertible notes and were recorded as a reduction to the convertible notes balance as a debt issuance cost and is being amortized to interest expense over the term of the loan (see Note 4 – Capital Stock and Warrants) using the effective interest method. As of December 31, 2021, total Convertible Notes receipts of $14.7 million were offset by $12.7 million of Convertible Note financing issuance costs related to Series S Preferred Stock warrants of which $3.5 million has been amortized ($2.4 in the year ended December 31, 2021), additionally offset by $0.1 million of convertible note legal fees which has been fully amortized ($0.1 million in the year ended December 31, 2021) and accrued interest expense of $1.6 million.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes would automatically convert into Class A Common Stock upon the listing of the Company’s common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024, commencing on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A Common Stock was not changed and remained at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share. In connection with the listing of our Class A Common Stock on the Nasdaq Global Market on January 27, 2022, all of the outstanding convertible notes issued under the Convertible Note Financing converted to Class A Common Stock.

On October 10, 2022, the Company entered into a securities purchase agreement with an accredited investor (the “Buyer”) pursuant to which the Company sold and issued to the Buyer in a private placement (i) senior secured convertible notes in an aggregate principal amount of $6.075 million (the “2022 Convertible Notes”), at an initial conversion price of $5.00 per share of the Company’s Class A Common Stock, subject to adjustment upon the occurrence of specified events described in the 2022 Convertible Notes, and (ii) warrants to purchase up to 1,138,446 shares of Class A Common Stock with an initial exercise price of $3.25 per share, exercisable immediately and expiring five years from the date of issuance (the “2022 Common Stock Warrants” and, together with the 2022 Convertible Notes, the “2022 Convertible Notes Offering”), for $5.0 million of gross proceeds. Digital Offering, LLC, acted as the placement agent for the 2022 Convertible Notes Offering and received a commission of four and half percent (4.50%) of the aggregate principal amount of the 2022 Convertible Notes.

The 2022 Common Stock Warrants are recorded as derivative liabilities as it was determined they were not indexed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the consolidated statements of operations.

The 2022 Convertible Notes are senior secured obligations of the Company. The 2022 Convertible Notes were issued with an original issue discount of approximately 17.65%, bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum, and mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). On December 30, 2022, the Company and the Buyer entered into an Agreement and Waiver (the “Waiver”). The Company and the Buyer mutually agreed to reduce the minimum cash covenant to $1.5 million and to lower the Conversion Price (as defined in the 2022 Convertible Notes), in part, such that the Conversion Price in effect on any given time of determination will equal the Alternate Conversion Price (as defined in the 2022 Convertible Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable), effective as of January 1, 2023.

Promissory Note

On October 14, 2022, the Company issued an unsecured, non-negotiable promissory note for $560,000 in connection with the CASE APA (see note 3 to the Consolidated Financial Statements).The note bears simple interest at the applicable federal rate per annum, will mature in April, 2023, with principal and accrued interest to be paid on the maturity date, and is subordinated to all senior indebtedness of the Company to the extent required by the holders thereof.

The amortized carrying amount of our debt obligations consists of the following:

	December 31,
	2022	2021
Convertible notes, net of fees and discount	$8,152	$7,109
Promissory notes	546	—
Total debt	8,698	7,109
Less: current portion of debt obligations	2,144	7,109
Non-current portion of debt obligations	$6,554	$—

On April 24, 2020, the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $0.8 million made under the Paycheck Protection Program that was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The PPP Loan was made through Fresno First Bank. The interest rate on the PPP Loan was 1.00% and the term was two years.

The Company submitted its PPP Loan forgiveness application to the SBA in January 2021. The PPP Loan of $0.8 million and the accrued interest of $9 were forgiven by the SBA on May 20, 2021.

NOTE 6: Capital Stock and Warrants

In May 2019, the Company amended and restated its Certificate of Incorporation. As of December 31, 2022, the Company was authorized to issue three classes of $0.001 par value stock consisting of Class A Common Stock (“Class A Common Stock”), Class B Common Stock (“Class B Common Stock”) and Preferred Stock totaling 187,405,324 shares. The total number of shares the Company has the authority to issue under each class consists of common stock designated as 114,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock, 43,405,324 shares of $0.001 par value Preferred Stock, with Preferred Stock designated as 8,936,015 shares of Series A Preferred Stock (“Series A Preferred Stock”), 4,707,501 shares of Series B Preferred Stock (“Series B Preferred Stock”), 6,666,666 shares of Series m Preferred Stock (“Series m Preferred Stock”), 333,334 shares of Series m-1 Preferred Stock (“Series m-1 Preferred Stock”), 1,660,756 shares of Series m-2 Preferred Stock (“Series m-2 Preferred Stock”), 3,490,658 shares of Series m-3 Preferred Stock (“Series m-3 Preferred Stock”), 13,108,333 shares of Series S Preferred Stock (“Series S Preferred Stock”) and 4,502,061 shares of Series m-4 Preferred Stock (“Series m-4 Preferred Stock”).

Preferred Stock

Other than a change of control or in a liquidation, dissolution or winding up of the Company whether voluntary or involuntary or upon the occurrence of a deemed liquidation event, the Preferred Stock is non-redeemable. As a result of the liquidation preference, the Preferred Stock was not classified as part of stockholders’ deficit in the accompanying consolidated balance sheets in accordance with ASC 480-10-S99, SEC Materials. The Company has excluded all series of Preferred Stock from being presented within stockholders’ deficit in the accompanying consolidated balance sheets due to the nature of the liquidation preferences.

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

All classes of preferred stock have a par value of $0.001 per share.

The following tables summarize convertible preferred stock authorized and issued and outstanding as of December 31, 2022:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	3,086,160	$1,335	$2,756
Series B Preferred Stock	4,707,501	3,535,621	7,174	7,213
Series m Preferred Stock	6,666,666	1,855,328	4,818	5,566
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	160,000	480	480
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	2,714,732	21,976	21,718
	43,405,324	11,351,841	$35,783	$37,733

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

Warrants

On January 16, 2018, March 16, 2018, and June 20, 2018, the Company issued warrants in connection with the Company’s Series m-3 financing to purchase an aggregate of 394,215 shares of the Company’s Series m-3 Preferred Stock. The warrants have an exercise price of $4.00 per share and expire on the earlier of: a) two years from the date of the warrant; b) the acquisition of the Company by another entity by means of any transaction or series of transactions to which the Company is a party or sale, lease or disposition of all or substantially all of the assets of the Company, or c) immediately prior to the closing of an initial public offering pursuant to an effective registration statement filed under the Securities Act covering the offering and sale of the Company’s common stock. The warrants issued qualify as liability instruments as the warrants are exercisable into Series m-3 Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a noncurrent liability on the Company’s consolidated balance sheets and were recorded as a component of the issuance costs related to the Series m-3 Preferred Stock. The Series m-3 warrant is valued at market at the end of every reporting period until the warrant is exercised or expires with the change in fair value being recorded in other income (expense) on the Company’s consolidated statements of operations. The expiration date of the Series m-3 warrants have been extended to December 31 2024.

In connection with the Loan Agreement entered into in May 2018 (see Note 5 – Debt Obligations), the Company issued a warrant to purchase 77,413 shares of Class B Common Stock. The warrant has an exercise price of $1.26 per share and expires on the earlier of ten years from the date of the warrant and is subject to automatic conversion if the fair value of the Company’s stock exceeds the exercise price as of the expiration date. The Company determines the fair value of this warrant using the Black-Scholes option pricing model.

On April 30, 2019, the Company entered into the “Convertible Note Financing”. Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred stock upon the closing of at least $1 million in aggregate principal amount of convertible promissory notes under the Convertible Note Financing. Warrants to purchase shares of Series S Preferred Stock of the Company were also issued to investors who invested in the Convertible Note Financing. The warrants to purchase shares of Series S Preferred Stock have an exercise price of $4.50 per share and were initially scheduled to expire on the earlier of December 31, 2021, or 18 months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act. As of December 31, 2021, the Company had issued and accrued warrants to purchase up to 2,941,814 shares of Series S Preferred Stock. These warrants issued qualify as liability instruments as the warrants are exercisable into Series S Preferred Stock which are redeemable upon a change of control or any liquidation or winding up of the Company whether voluntary or involuntary. The warrants have been classified as a current liability on the Company’s consolidated balance sheets and were recorded as a component of the issuance costs related to Convertible Note. The Series S warrants are valued at market at the end of every reporting period until the warrants are exercised or expire with the change in fair value being recorded in other income (expense) on the Company’s consolidated statements of operations.

On November 18, 2021, the Company agreed to amend the Note and Warrant Purchase Agreement for the Convertible Note Financing and the convertible notes and warrants to purchase Series S Preferred Stock issued thereunder principally as follows: (i) the scheduled maturity date of the convertible notes was extended from January 1, 2022 to January 1, 2024, (ii) the interest rate of the convertible notes was reduced from 12% per annum to 3% per annum starting on January 1, 2022, (iii) the conversion terms of the convertible notes were revised so that the convertible notes would automatically convert into Class A Common Stock upon the listing of the Company’s common stock for trading on a nationally recognized securities exchange (e.g., the New York Stock Exchange) or inter-dealer quotation system (e.g., Nasdaq), (iv) the exercise period of the warrants was extended from December 31, 2021 to December 31, 2024, commencing on January 1, 2023, and (v) the cashless exercise feature was removed from the warrants. The conversion price of the convertible notes for conversion into Class A Common Stock was not changed and remained at $2.50 per share and the exercise price of the warrants to purchase Series S Preferred Stock was not changed and remains at $4.50 per share.

Pursuant to the terms of the Convertible Note Financing, the Company became obligated to exchange certain of its outstanding shares of Series m-3 Preferred Stock for the newly authorized shares of Series m-4 Preferred Stock. On June 10, 2019, the Company issued 1,432,786 shares of its Series m-4 Preferred Stock in exchange for 1,432,786 shares of its shares of Series m-3 Preferred Stock.

On July 23, 2019, the Company issued a warrant to purchase 1,500,000 shares of its Series S Preferred Stock, par value $0.001 per share (the “Warrant”), to Proud Productions LLC (“Proud”) pursuant to the terms of a Distribution Assignment and Warrant Purchase Agreement, dated as of July 22, 2019 (the “Purchase Agreement”). The Warrant is exercisable at $8.00 per share beginning July 24, 2021 and expiring on July 31, 2024. The Warrant was issued in connection with a planned television series to be produced by Proud featuring the Company’s products.

In November 2021, warrants were exercised for Series m-1 Preferred Stock in a cashless exercise, resulting in the issuance of 186,872 shares of Series m-1 Preferred Stock, net, and reclassing $1.3 million from preferred stock warrant liability to Series m-1 Preferred Stock.

On October 10, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor (i) the 2022 Convertible Notes (see note 5) in an aggregate principal amount of $6.075 million, at an initial conversion price of $5.00 per share of the Company’s Class A Common Stock, and (ii) warrants to purchase up to 1,138,446 shares of Class A Common Stock with an initial exercise price of $3.25 per share.

A summary of the Company’s outstanding warrants as of December 31, 2022, is as follows:

Class of shares	Number of warrants	Exercise price	Expiration date
Class A Common Stock	1,138,446	$3.2500	October 13, 2027
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants, stock options, and the 2022 Convertible Notes were as follows:

December 31,
2022
Series A Preferred Stock (convertible to Class B Common Stock)	3,086,160
Series B Preferred Stock (convertible to Class B Common Stock)	3,535,621
Series m Preferred Stock (convertible to Class A Common Stock)	1,855,328
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,714,732
Stock options to purchase common stock	10,081,915
Warrants outstanding for future issuance of convertible preferred stock and common stock	7,013,046
Stock options available for future issuance	3,538,268
2022 Convertible Notes	5,189,351
Total shares of common stock reserved	37,174,421

NOTE 7: Share-Based Compensation

Equity Incentive Plans

In April 2014, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company’s Board of Directors adopted a new equity incentive plan defined as the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors. Upon the termination of the 2014 Plan, all shares granted revert to the 2016 Plan. As of December 31, 2022, 3,538,268 shares were available for future grants under the 2016 Plan.

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

Stock option activity under all of the Company’s equity incentive plans as of December 31, 2022 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)’	Value (000’s)
Outstanding as of January 1, 2021	1,963,814	7,056,000	$1.33	8.58	$7,116
Granted	(2,415,000)	2,415,000	7.75
Exercised	—	(4,396)	0.91
Forfeited	657,189	(657,189)	1.83
Expired	10,000	(10,000)
Outstanding as of December 31, 2021	216,003	8,799,415	3.07	8.12	60,924
2022 Equity incentive plan	5,000,000
Granted	(2,272,299)	2,272,299	3.26
Exercised	—	(395,235)	1.39
Forfeited	582,898	(582,898)	4.31
Expired	11,666	(11,666)	2.34
Outstanding as of December 31, 2022	3,538,268	10,081,915	$3.11	7.61	$4,099

Vested and exercisable as of December 31, 2022		5,129,008	$2.03	6.48	$3,383

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of  $1.89 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.2 million and $0.03 million, respectively. The fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $3.1 million and $1.0 million, respectively.

As of December 31, 2022, the Company had unamortized stock-based compensation expense of $9.4 million that will be recognized over the average remaining vesting term of options of 2.39 years.

On September 8, 2022 and August 22, 2022, the Company issued 186,567 and 50,000 shares of Class A Common Stock, respectively, in exchange for consulting services.

The determination of the fair value of options granted during the years ended December 31, 2022 and 2021 is computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	7.33%	1.16%
Expected dividend yield	—%	—%
Expected volatility	54.60%	49.74%
Expected term (in years)	5.97	3.43

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.76 and $3.69 per share, respectively.

Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and do not anticipate issuing any dividends in the future.

A summary of stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows:

	Year ended December 31,
	2022	2021
Cost of revenue, net	$348	$201
Research and development	1,058	386
Sales and marketing	235	167
General and Administrative	1,898	515
Total	$3,539	$1,269

NOTE 8: Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2022 and 2021, the Company has made no matching contributions.

NOTE 9:  Income Taxes

The Company has incurred cumulative U.S. net operating losses since inception.

Income tax expense consisted of the following:

	2022	2021
Current:
Federal	$—	$—
State	—	—
Total current expense	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Total income tax expense	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	2022	2021
Provision at statutory rate	21.0%	21.0%
Stock-based compensation	(1.9)	—
Convertible notes	(7.5)	(2.1)
Fair value adjustment	13.1	(7.5)
Change in valuation allowance	(26.3)	(11.7)
Research and development credits	1.6	—
Other	—	0.3
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$28,218	$21,983
Research and development credit carryforwards	2,006	1,395
Accruals and other	798	374
Lease liability	650	287
Property, equipment and software	165	162
Amortization	189	49
Capitalized research and experimental expenses	1,191	—
Other	11	18
Total deferred tax assets	33,228	24,268
Valuation allowance	(32,702)	(23,992)
Deferred tax assets recognized	526	276
Deferred tax liabilities:
Right of use asset	(526)	(276)
Total deferred tax liabilities	(526)	(276)
Net deferred taxes	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2022 and 2021, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized and, as a result, the Company recorded a full valuation allowance for its deferred tax assets. The valuation allowance increased $8.7 million and $6.5 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards amounts of approximately $106.9 million of which $23.3 million begin to expire in 2033 and $83.60 million can be carried over indefinitely. As of December 31, 2022, the Company had federal research and development tax credits of approximately $1.2 million which begin to expire in 2033.

As of December 31, 2022, the Company had state net operating loss carryforwards amounts of approximately $82.3 million which begin to expire in 2023. As of December 31, 2022, the Company had state research and development tax credits of approximately $1.5 million, which do not expire.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

(in thousands)	2022	2021
Unrecognized tax benefits as of the beginning of the year	$313	$247
Increases related to prior year tax provisions	28	24
Decrease related to prior year tax provisions	—	—
Increase related to current year tax provisions	89	42
Statute lapse	—	—
Unrecognized tax benefits as of the end of the year	$430	$313

The Company’s unrecognized tax benefits as of December 31, 2022 relate entirely to research and development credits. The total amount of unrecognized tax benefits at December 31, 2022 is $0.4 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company’s policy is to recognize interest and penalties to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest or penalties related to unrecognized tax benefits as of December 31, 2022. The Company does not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by all taxing authorities. The Company is not currently under audit in any major tax jurisdiction.

NOTE 10: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company has paid to Konica Minolta approximately $0.4 million and $0.4 million in service fees for the years ended December 31, 2022 and 2021, respectively. The Company had payables of $117 and $29 owed to Konica Minolta as of December 31, 2022 and 2021, respectively.

The Company paid $38 for rent for the year ended December 31, 2022 for a building owned by Sebastian Gutierrez, Senior VP Public Safety Infrastructure Development.

NOTE 11: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

The components of leases and lease costs are as follows (in thousands):

Operating leases	December 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$2,012	$1,077

Operating lease liabilities, current portion	$731	$648
Operating lease liabilities, non-current portion	1,309	485
Total operating lease liabilities	$2,040	$1,133

Operating lease costs	$906	$764

As of December 31, 2022, future minimum operating lease payments for each of the next two years is as follows (in thousands):

Year ending December 31,	Amount
2023	$913
2024	806
2025	608
2026	15
Total future minimum lease payments	2,342
Less – Interest	(302)
Present value of lease liabilities	$2,040

Weighted average remaining lease term is 2.73 years. The weighted average discount rate of 11% ranges from 5.25% to 15.0% dependent upon the assets underlying the operating lease and its term.

Rent expense totaled $0.9 million for each of the years ended December 31, 2022 and 2021 included in the Company’s consolidated statements of operations. There were no lease agreements of less than 12 months for the years ended December 31, 2022 and 2021.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of December 31, 2022 that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2022 and 2021.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam and use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of approximately $0.4 million and a sales and use tax liability of $0.5 million as of December 31, 2022 and 2021, respectively, which has been included on other current liabilities on the accompanying consolidated balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 12: Subsequent Events

On January 6, 2023, the Company announced a cost-reduction plan to reduce operating costs, improve operating margins, streamline its operations, right-size its combined workforce and continue advancing the Company’s ongoing commitment to profitable growth. The plan included a reduction of the Company’s current workforce, following the CASE acquisition in October 2022 (see Note 3).

During the period January 1, 2023 through March 31, 2023, the Company issued 2,893,824 shares of common stock to holders of the 2022 Convertible Notes for settlement of conversion of an aggregate principal amount of approximately $3.1 million of such notes.

On February 1, 2023, the Company entered into an At the Market Offering Agreement, dated February 1, 2023 (the “Sales Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright” or the “sales agent”) under which, the sales agent may from time to time offer and sell shares of the our Class A Common Stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 in accordance with the terms of the Sales Agreement. As of March 10, 2023, we issued 2,145,387 shares of Class A Common Stock under the at the market offering program for total proceeds of $2.4 million, net of commissions and other offering related expenses.

On March 29, 2023, the Company received written notice (“Notice”) from The Nasdaq Stock Market LLC indicating that effective March 28, 2023, the Company is no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50 million required for continued listing on The Nasdaq Global Market.  The Notice has no effect at this time on the listing of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol, “KSCP.”  The Company has a period of 180 calendar days, or until September 25, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement.  If at any time before the Compliance Date, the market value of the Company’s listed securities closes at $50 million of 10 consecutive business days, the Nadaq Stock Market LLC will provide written notification to the Company that it has regained compliance with the MVLS requirement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Remediation of Previously Reported Material Weakness

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to certain corporate finance and accounting oversight functions, specifically related to the need for technical accounting and SEC expertise with respect to accounting for the preferred stock warrant liability, convertible notes and other equity accounting items. The material weakness was largely due to a lack of sufficient accounting and finance resources throughout 2021. Management implemented remediation steps to address the material weakness by hiring a full-time, in-house accounting team, including a chief financial officer with U.S. GAAP and SEC Commission reporting expertise, and augmenting its internal and external accounting team with additional technical accounting professionals. As of December 31, 2022, the Company’s management believes the identified material weakness has been remediated.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Codes of Conduct

We have a written code of conduct in place that applies to all our employees and directors, including our principal executive officer and principal financial officer. A copy of our code of conduct is available on our website at https://ir.knightscope.com/corporate-governance/governance-overview. We are required to disclose certain changes to, or waivers from, that code for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of conduct as permitted by applicable SEC rules.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.

(3)	Exhibits

The following exhibits are filed with, or incorporated by reference in this Annual Report

Exhibit No.	Description
2.1#

Asset Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and Case Emergency Systems (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 (File No001-41248)).
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

4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
10.1*	2014 Equity Incentive Plan (incorporated by reference to Exhibit 6.1 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.2*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 6.2 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.3*	Knightscope, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2022 (File No. 001-41248)).
10.4

Lease Agreement dated January 14, 2018 between Terra Bella Partners LLC and the Company, as amended February 6, 2018 (incorporated by reference to Exhibit 6.5 to our Annual Report on Form 1-K for the period ended December 31, 2017, filed on April 30, 2018 (File No. 24R-00075)).

10.5*

Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.6*

Employment Agreement and Indemnification Agreement between the Company and Mallorie Burak (incorporated by reference to Exhibit 6.8 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.7*

Employment Agreement and Indemnification Agreement between the Company and Peter M. Weinberg (incorporated by reference to Exhibit 6.11 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.8*

Employment Agreement and Indemnification Agreement between the Company and Mercedes Soria Li (incorporated by reference to Exhibit 6.9 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.9*	Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 (File No. 001-41248).
10.10

Referral Program Agreement, dated April 20, 2021, between Knightscope, Inc. and Dimension Funding, LLC (incorporated by reference to Exhibit 6.6 to our Annual Report on Form 1-K for the period ended December 31, 2020, filed on April 30, 2021 (File No. 24R-00075)).

10.11

Common Stock Purchase Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2022 (File No. 001-41248)).

10.12

Amendment No. 1 to Common Stock Purchase Agreement, dated April 11, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41248)).

10.13**

Securities Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).

10.14

Agreement and Waiver, dated as of December 30 2022, by and between Knightscope, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 001-41248)).

10.15

At the Market Offering Agreement, dated as of February 1, 2023, by and between Knightscope, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-269493) filed on February 1, 2023).

23.1†	Consent of BPM LLP.
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

#

Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

*	Represents management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

KNIGHTSCOPE, INC.
By:	/s/ William Santana Li
William Santana Li
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ William Santana Li	Chairman and Chief Executive Officer
William Santana Li	(Principal Executive Officer)	March 31, 2023

/s/ Mallorie Burak	Chief Financial Officer	March 31, 2023
Mallorie Burak	(Principal Financial and Accounting Officer)

/s/ Linda Keene Solomon	Director	March 31, 2023
Linda Keene Solomon

/s/ Patricia Howell	Director	March 31, 2023
Patricia Howell

/s/ Patricia Watkins	Director	March 31, 2023
Patricia Watkins