Form 10-K/A
period 2022-12-31
Knightscope, Inc.
filed 2023-04-28
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 14, 2023, there were 39,338,910 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

None.

Auditor Name	Auditor Location	Auditor Firm ID
BPM LLP	San Jose, California	PCAOB ID: 207

EXPLANATORY NOTE

Knightscope, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of four members. Information concerning our executive officers and members of our Board of Directors as of April 28, 2023 is set forth below.

Name	Title/Position	Age
William (“Bill”) Santana Li	Chairman and Chief Executive Officer	53
Linda Keene Solomon	Director	58
Patricia L. Watkins	Director	64
Patricia Howell	Director	55
Mallorie Burak	President and Chief Financial Officer	52
Stacy Dean Stephens	Chief Client Officer	51
Mercedes Soria	Chief Intelligence Officer	49
Aaron J. Lehnhardt	Chief Design Officer	50
Peter M. Weinberg	General Counsel	62

Directors

William (“Bill”) Santana Li has served as Chairman and Chief Executive Officer (“CEO”) since April 2013, when he co-founded the Company. Mr. Li is an American entrepreneur with over 30 years of experience from working in the global automotive sector and founding and leading a number of startups. From 1990 to 1999, Mr. Li held multiple business and technical positions at Ford Motor Company across four continents. His positions at Ford ranged from component, systems, and vehicle engineering with the Visteon, Mazda, and Lincoln brands; to business and product strategy on the United States youth market, India, and the emerging markets in Asia-Pacific and South America; as well as the financial turnaround of Ford of Europe. In addition, he was on the “Amazon” team, which established an all-new modular plant in Brazil. Subsequently, he served as Director of Mergers & Acquisitions. After internally securing $250 million in financing, Mr. Li founded and served as COO of GreenLeaf LLC, a Ford Motor Company subsidiary that became the world’s second largest automotive recycler. Under his leadership, GreenLeaf grew to more than 600 employees, 20 locations worldwide, and annual sales of approximately $150 million. After successfully establishing GreenLeaf, Mr. Li was recruited by SoftBank Venture Capital to establish and serve as the President and CEO of the Model E Corporation, a newly established automobile manufacturer that focused on the “Subscribe and Drive” model in California. Mr. Li also founded Carbon Motors Corporation in 2003, and as its Chairman and CEO until February 2013, focused it on developing the world’s first purpose-built law enforcement patrol vehicle. Carbon Motors Corporation filed for Chapter 7 liquidation in June 2013. Mr. Li earned a BSEE from Carnegie Mellon University and an MBA from the University of Detroit Mercy. He is married to Mercedes Soria, the Company’s Chief Intelligence Officer. We believe Mr. Li is qualified to serve on our Board due to his more than 30 years of experience in various industries, including as our Chairman and CEO, and co-founder of the Company.

Linda Keene Solomon has served as a member of our Board since January 2022. Ms. Solomon currently serves as Chief Executive Officer of Wellspring Solutions, Inc., a position she has held since 2016. Prior to Wellspring Solutions, she served at global accounting and consulting firm Deloitte LLP from 1990 to 2016 where she built their Federal Government Services practice. Ms. Solomon led Deloitte’s homeland security consulting practice from 2004 until 2014 and currently advises national security and law enforcement companies who serve federal, state, and local government agencies. In addition, she has served as Executive Officer and Director on the Homeland Security and Defense Business Council. Ms. Solomon earned a BA in Computer Mathematics, a minor in French, and an MBA from the NYU Stern School of Business. We believe Ms. Solomon is qualified to serve on our Board due to her significant experience with security, law enforcement and government.

Patricia (“Patty”) L. Watkins has served as a member of our Board since January 2022. Ms. Watkins has been a Managing Partner of M.O.R.E. SALES Advisors, a sales and marketing advisory firm providing services to technology firms since 2019. In 2019, she served as the Vice President of Sales for the Americas and Europe, and for Conversational AI, SaaS, Software and Services for Avaamo, Inc. From 2017 to 2019, she served as Vice President of Sales for Genesys, Inc., a provider of cloud and on-premise customer engagement solutions, she served as VP of Sales for Motionloft, a provider of sensor and analytics solutions in 2017, and from 2015 to 2016, she served SA Global Vice President of Sales for Internap Holding LLC, a global provider of infrastructure solutions. She possesses over 20 years of experience in senior executive roles in the global technology sector, including at HP, AT&T and Teradata, with a background that expands hardware, software, SaaS, Cloud, customer experience, data analytics, machine learning and artificial intelligence. Ms. Watkins holds a BBA from the University of Texas, in Austin (with honors), and an MBA from Santa Clara University where she was a member of Beta Gamma Sigma, the International Business Honor Society. We believe Ms. Watkins is qualified to serve on our Board due to her extensive technology and software experience.

Patricia (“Trish”) Howell has served as a member of our Board since January 2022. Ms. Howell has approximately 30 years of experience leading operations functions in multiple industries. She joined Avail Medsystems, Inc. as Vice President, Manufacturing in February 2021. Ms. Howell also serves as the Independent Director and Audit Committee Chair of CVR Medical, where she was appointed in March 2020. From December 2019 to February 2021, Ms. Howell was Vice President of Operations at Stryker Corporation (formerly ZipLine Medical, where she held the same role from 2016-2019). From 2013-2016, Ms. Howell served as Vice President of Operations at Pulmonx Corporation where she led manufacturing, quality, and supply chain. Ms. Howell holds a BS in Mechanical Engineering from the University of Michigan and an MBA in Finance from the University of Michigan-Dearborn. She is also a member of the National Association of Corporate Directors. We believe Ms. Howell is qualified to serve on our Board due to her significant operations and corporate governance experience.

Executive Officers

William (“Bill”) Santana Li. Mr. Li’s biographical information is set forth above under the heading “Directors.”

Mallorie Burak has served as our Chief Financial Officer (“CFO”) since October 2020 and as our President since January 2023. Ms. Burak is an experienced financial executive, bringing over 28 years of expertise across a broad spectrum of industries ranging from early-stage start-ups to multi-national, public corporations. Prior to joining the Company, she served as CFO at ThinFilm Electronics ASA, an innovative solid-state lithium battery start-up, from 2019 to 2020 and Alta Devices, Inc., a GaAs thin-film solar technology start-up, from 2016 to 2019. Prior to Alta Devices Ms. Burak served as CFO at FriendFinder Networks, Rainmaker Systems, FoodLink, and Southwall Technologies. Ms. Burak has significant experience working with a variety of financing sources, both public and private, as well as significant experience leading and managing M&A related activities. Ms. Burak holds a BSBA and MBA from San Jose State University.

Stacy Dean Stephens has served as our Chief Client Officer since May 2013 and co-founded the Company in April 2013. Previously, he co-founded Carbon Motors Corporation with Mr. Li, where he led marketing operations, sales, product management, partnership marketing and client service. At Carbon Motors, Mr. Stephens established the “Carbon Council,” a client interface and users group consisting of over 3,000 law enforcement professionals across all 50 states and actively serving over 2,200 law enforcement agencies. Carbon Motors Corporation filed for Chapter 7 liquidation in June 2013. Prior to co-founding Carbon Motors Corporation, Mr. Stephens served as a police officer for the Coppell (Texas) Police Department from 2000 to 2002. Mr. Stephens studied aerospace engineering at the University of Texas in Arlington. He subsequently earned a degree in criminal justice and graduated as valedictorian from Tarrant County College in Fort Worth, Texas. He is a member of the International Association of Chiefs of Police (“IACP”) and also sits on the IACP Division of State Associations of Chiefs of Police SafeShield Project, which seeks to critically examine existing and developing technologies for the purpose of preventing and minimizing officer injuries and fatalities.

Mercedes Soria has served as our Chief Intelligence Officer since May 2013 and has been with the Company since April 2013. Ms. Soria is a technology professional with over 15 years of experience in systems development, life cycle management, project leadership, software architecture and web applications development. Ms. Soria led IT strategy development at Carbon Motors Corporation from 2011 until 2013. From 2002 to 2010, Ms. Soria was Channel Manager and Software Development Manager for internal operations at Deloitte & Touche LLP. From 1998 to 2002, Ms. Soria worked as a software developer at Gibson Musical Instruments leading the effort to establish its online presence. Ms. Soria obtained Bachelor and Master’s degrees in Computer Science from Middle Tennessee State University with honors, as well as an Executive MBA from Emory University. She is also a certified Six Sigma green belt professional and a member of the Society of Hispanic Professional Engineers. She is married to William Santana Li, the Company’s Chairman and Chief Executive Officer.

Aaron J. Lehnhardt has served as our Chief Design Officer since November 2015. Previously, from the Company’s inception in April 2013 until November 2015, Mr. Lehnhardt served as Chief Designer of the Company. From 2002 to April 2013, Mr. Lehnhardt was the co-owner of Lehnhardt Creative LLC where he worked on advanced propulsion vehicle design, personal electronics, product design, video game design, and concept development work. From 2004 to 2011, Mr. Lehnhardt was Chief Designer at California Motors (“Calmotors”), where he led the design for various concepts for HyRider hybrid vehicles, the Calmotors 1000 horsepower hybrid super car, Terra Cruzer super off-road vehicle, multiple vehicles for the U.S. Military, and various other hybrid and electric vehicles. He was also the lead designer and partner of Ride Vehicles LLC, a sister company to Calmotors, which worked on a 3-wheeled, standup personal mobility vehicle. Mr. Lehnhardt began his career in 1994 in the Large Truck Design Studio of Ford Motor Company, where he worked on the Aeromax and Excursion truck programs. Mr. Lehnhardt earned his Bachelor of Fine Arts in Transportation Design from the College for Creative Studies in Detroit, Michigan. He also served as an Alias 3D instructor at the College for Creative Studies.

Peter M. Weinberg has served as our General Counsel since July 2021. Prior to joining the Company, Mr. Weinberg served as General Counsel at solar cell designer and manufacturer, Alta Devices from 2015 to 2019. Prior to Alta Devices, he served as Legal Counsel in the communications and information technology company, NEC Corp. of America from 1999 to 2005, and was appointed General Counsel for semiconductor and technology solutions company, NEC Electronics America, where he served from 2005 to 2010. Mr. Weinberg started his legal career with design/builder Takenaka USA Corp, where he was recruited from Fordham University Law School in 1990 to be its first in-house counsel and served until 1999. Mr. Weinberg also holds a Bachelor degree from Stony Brook University and a Masters degree from New York University.

Family Relationships

There are no family relationships among any of our directors and executive officers, except that William Santana Li, our Chairman and Chief Executive Officer, is married to Mercedes Soria, our Chief Intelligence Officer.

Corporate Governance

Code of Conduct

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

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company's website at https://ir.knightscope.com/corporate-governance/governance-overview.

The members of the Audit Committee currently consist of Trish Howell (Chair), Linda Keene Solomon and Patty Watkins.

Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of applicable Nasdaq rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Ms. Howell qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Our Audit Committee, among other things, assists our Board with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of the independent registered public accounting firm; our information technology systems, processes, and procedures, including risk related to cybersecurity; and the design and implementation of our risk assessment and risk management. Among other things, our Audit Committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The Audit Committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable operations, accounting or auditing matters. In addition, our Audit Committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Our Audit Committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent registered public accounting firm. Our Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for the years indicated for the Company’s named executive officers.

				Option
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)
William Santana Li	2022	496,907	278,261	635,896	1,411,064
Chairman and Chief Executive Officer	2021	300,000	230,000	—	530,000
Mallorie Burak	2022	344,391	264,457	238,564	847,412
President and Chief Financial Officer	2021	250,000	205,000	3,038,387	3,493,387
Mercedes Soria (2)	2022	344,391	164,457	210,595	719,443
Chief Intelligence Officer

(1)  Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Standards Accounting Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 7 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)  Ms. Soria was not a named executive officer in 2021. As noted above, Ms. Soria is married to Mr. Li.

Narrative Disclosure to Summary Compensation Table

The compensation of the Company’s named executive officers is comprised of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; and (c) long-term equity incentives, consisting primarily of stock options granted under the Company’s equity incentive plan. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries are reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness. Upon recommendation of the Company’s independent compensation consultant, base salaries adjustments of our named executive officers were approved in May 2022 by the Compensation Committee to reflect changes in responsibility and/or retention risk, with base salaries targeted at the 75th percentile of a peer group.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and are designed to reward performance of our named executive officers individually. The determination of a named executive officer’s performance may vary from year to year depending on economic conditions and conditions in our industry and may be based on measures such as stock price performance, the meeting of financial targets against budget, the meeting of acquisition objectives and balance sheet performance. For 2022, bonuses were awarded based on the achievement of various individual and operational goals, such as ASR deployments, revenue, new contracts and other operational metrics.

Long-Term Equity Incentives

Grants made under our equity incentive plan provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives and align their interests with the long-term interests of our stockholders. The purpose of grants made under our equity incentive plan is to promote greater alignment of interests between employees and stockholders, and to support the achievement of our longer-term performance objectives, while providing a long term retention element. For 2022, our named executive officers were awarded option awards with a four year vesting term, subject to continuous service with the Company. See “Outstanding Equity Awards at Fiscal Year-End” below for additional information.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options held by our named executive officers at December 31, 2022.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Option
		Unexercised	Unexercised		Exercise	Option
		Options (#)	Options (#)		Price	Expiration
Name	Grant Date	Exercisable	Unexercisable		($)	Date
William Santana Li	7/12/2022	—	383,100	(1)(2)	3.04	7/11/2032
Mallorie Burak	10/8/2020	270,833	229,167	(1)(2)	2.34	10/7/2030
	12/23/2021	125,000	375,000	(1)(2)	10.00	12/22/2031
	7/12/2022	—	143,724	(1)(2)	3.04	7/11/2032
Mercedes Soria	4/21/2014	113,000	—	(1)(3)	0.16	4/20/2024
	11/17/2016	187,000	—	(1)(3)	0.60	11/17/2026
	4/22/2018	200,000	—	(1)(2)	1.26	4/21/2028
	5/9/2019	447,916	52,084	(1)(2)	1.24	5/9/2029
	2/27/2020	70,833	29,167	(1)(2)	0.91	2/26/2030
	6/24/2020	21,875	13,125	(1)(2)	0.91	6/23/2030
	7/12/2022	—	126,874	(1)(2)	3.04	7/11/2032

(1)  The stock options vest and become exercisable as to 25% of the option shares after 12 months, and vest as to the remaining shares in equal monthly installments over the subsequent 36 months, subject to continuous service as of each vesting date.

(2)  Exercisable for shares of Class A Common Stock.

(3) Exercisable for shares of Class B Common Stock, which can be subsequently converted to Class A Common Stock on a one-for-one basis.

Potential Payments Upon Termination or Change in Control

Below is a summary of the potential payments that each of our named executive officers would have received upon the occurrence of the termination events specified below, assuming that each triggering event occurred on December 31, 2022. The potential payments outlined below are set forth in the respective employment agreement for each named executive officer.

Involuntary Termination without Cause, Upon Death or Disability

	Severance(1)	Health Benefits(1)	Total
Name	($)	($)	($)
William Santana Li	252,500	3,583	256,083
Mallorie Burak	175,000	12,600	187,600
Mercedes Soria	175,000	3,583	178,583

(1)	Equal to six months of (i) base salary paid in accordance with the Company’s normal payroll practices, and (ii) continued COBRA health coverage.

Involuntary Termination without Cause, Upon Death or Disability or Resignation for Good Reason in connection with a Change in Control

			Acceleration
			of Equity	Health
	Severance(1)	Bonus(2)	Awards(3)	Benefits(1)	Total
Name	($)	($)	($)	($)	($)
William Santana Li	505,000	423,000	—	7,165	935,165
Mallorie Burak	350,000	250,000	—	25,199	625,199
Mercedes Soria	350,000	250,000	—	7,165	607,165

(1)	Equal to twelve months of (i) base salary paid in accordance with the Company’s normal payroll practices, and (ii) continued COBRA health coverage.
(2)	Represents a single, lump sum payment equal to 100% of the executive’s target bonus for the applicable fiscal year.
(3)	Represents the value of unvested options awards held on December 31, 2022 that would be subject to accelerated vesting, based on the fair market value of our share of Class A Common Stock as of December 31, 2022, calculated by multiplying the number of shares of Class A Common Stock underlying each such option by the closing price of our shares of Class A Common Stock as of December 30, 2022 (the last trading date of 2022), less the applicable per share exercise price of such option. Due to the closing price on December 30, 2022 being greater than the applicable exercises prices of the option awards, there is no value for acceleration of equity awards.

Director Compensation

Each non-executive director receives an annual cash fee of $60,000, or $70,000 if the director serves as the chairperson of a Board committee, payable in quarterly installments. Each non-executive director also received an initial grant of 40,000 nonstatutory stock options that vests after the first anniversary of their Board service and will be eligible to receive awards under the Company’s equity incentive plans as may be determined from time to time by the Board in its discretion. Mr. Li does not receive compensation for his service on the Board.

The following table summarizes the total compensation earned by each of our non-employee directors who served during 2022.

Name	Fees Earned or Paid in Cash ($)(3)	Option Awards ($)(1)(4)	Total ($)
Kristi Ross(2)	70,000	62,983	132,983
Linda Keene Solomon	60,000	62,983	122,983
Jackeline V. Hernandez Fentanez(2)	70,000	62,983	132,983
Patricia L. Watkins	60,000	62,983	122,983
Patricia Howell	60,000	62,983	122,983
Suzanne Muchin(2)	60,000	63,021	123,021

(1) Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Standards Accounting Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 7 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2) On January 26, 2023, each of Kristi Ross, Jackeline Hernandez Fentanez and Suzanne Muchin voluntary resigned from the Board.

(3) The fees presented represent the annual cash fees earned by each director. On January 5, 2023, each of the independent directors waived her right to the fourth quarter 2022 board fee installment, payable in January 2023.

(4) Each of our directors held 40,000 unvested stock options as of December 31, 2022, which vested in full on January 27, 2023. Each of Kristi Ross, Jackeline Hernandez Fentanez and Suzanne Muchin forfeited their stock options upon their respective resignations from the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of April 14, 2023, for:

•	each person who we know beneficially owns more than 5% of any class of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Percentage ownership is based on 39,338,910 shares of Class A common stock outstanding and 10,357,822 shares of Class B common stock outstanding, in each case, as of April 14, 2023.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or will become exercisable within 60 days of the date of April 14, 2023, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Knightscope, Inc., 1070 Terra Bella Avenue, Mountain View, California 94043. Except as indicated by the footnotes below, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series m- 2 Preferred Stock		Combined Voting
	Beneficially Owned		Beneficially Owned		Beneficially Owned		Beneficially Owned		Beneficially Owned		Power(1)
	Number	%	Number	%	Number	%	Number	%	Number	%
Name of Beneficial Owner
5% Stockholders:
William (“Bill”) Santana Li(2)(3)	806,770	2.0%	7,300,000	68.5%	—	—	—	—	—	—	36.4%
Stacy Dean Stephens	—	—	3,000,000	29.0%	—	—	—	—	—	—	15.1%
NetPosa Technologies (Hong Kong) Limited(4)	—	—	—	—	—	—	2,450,860	70.0%	—	—	12.5%
F50 Ventures Fund LP(5)	—	—	—	—	559,785	39.5%	183,248	5.2%	—	—	3.7%
Lab IX(6)	—	—	—	—	223,914	15.8%	—	—	—	—	1.1%
Godfrey Sullivan(7)	—	—	—	—	158,452	11.2%	—	—	—	—	*
Andrew M. Brown(8)	1,153,383	2.9%	—	—	—	—	—	—	—	—	*
Andrew M. Brown Family Protection Trust(9)	1,242,424	3.2%	—	—	—	—	—	—	—	—	*
Series Knightscope LLC F50 Global Syndicate Fund LLC(10)	—	—	—	—	—	—	434,733	12.4%	—	—	2.2%
AIDS Healthcare Foundation(11)	—	—	—	—	—	—	270,060	7.7%	150,000	93.8%	2.1%
Equity Trust Company(12)	—	—	—	—	—	—	—	—	10,000	6.3%	*
Named Executive Officers and Directors:
William (“Bill”) Santana Li(2)(3)	806,770	2.0%	7,300,000	68.5%	—	—	—	—	—	—	36.4%
Mallorie Burak(13)	510,413	1.3%	—	—	—	—	—	—	—	—	*
Mercedes Soria(2)(3)	806,770	2.0%	7,300,000	68.5%	—	—	—	—	—	—	35.1%
Linda Keene Solomon(13)	40,000	*	—	—	—	—	—	—	—	—	*
Patricia L. Watkins(13)	40,000	*	—	—	—	—	—	—	—	—	*
Patricia Howell(13)	40,000	*	—	—	—	—	—	—	—	—	*
All executive officers and directors as a group (12 individuals)(2)(14)	2,483,536	5.9%	10,600,000	96.7%	—	—	—	—	—	—	51.5%

* Represents beneficial ownership of less than 1%.

(1) Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock as if converted to Class A common stock and Class B common stock, as applicable, as a single class. The holders of Series A preferred stock, Series B preferred stock, Series m-2 preferred stock and Class B common stock are entitled to 10 votes per share. The holders of our Series S preferred stock, Series m preferred stock, Series m-1 preferred stock, Series m-3 preferred stock, Series m-4 preferred stock and Class A common stock are entitled to one vote per share. Does not include shares underlying options.

(2) Combined voting power Includes an aggregate of 2,478,490 shares of Class A common stock for which Mr. Li has been designated by other stockholders of the Company as such stockholders’ proxy and attorney-in-fact. See in part footnotes 8 and 9 below.

(3) Includes 806,770 shares of Class A common stock and 300,000 shares of Class B common stock, respectively, underlying stock options that are currently exercisable or exercisable within 60 days of April 14, 2023, held by Ms. Soria, who is Mr. Li’s wife.

(4) The address for NetPosa Technologies (Hong Kong) Limited is Suite 1023, 10/F, Ocean Centre, 5 Canton Road, Tsim Sha Tsui, Kowloon Hong Kong.

(5) The address for F50 Ventures Fund LP is 2132 Forbes Avenue, Santa Clara, California 95050.

(6) The address for Lab IX is 6201 America Center Drive, San Jose, California 95002.

(7) The address for Mr. Sullivan is 20400 Stevens Creek Blvd., Suite 750, Cupertino, California 95014.

(8) Based on a Schedule 13G/A filed with the SEC on February 14, 2023. The address for Andrew M. Brown is 99 Wall Street, Suite 2250, New York, New York 10005. The shares are subject to a voting proxy, dated November 18, 2021, granted in favor of Mr. Li. Does not include warrants held by Mr. Brown to purchase 835,787 shares of Series m-3 preferred stock convertible into shares of Class A common stock. Mr. Brown does not report shared beneficial ownership with the Andrew M. Brown Family Protection Trust. See footnote 9 for additional information.

(9) Based solely on a Schedule 13G filed with the SEC on November 14, 2022. The address for the Andrew M. Brown Family Protection Trust is c/o Premier Trust Inc., 4465 S. Jones Blvd., Las Vegas, Nevada 89103. The shares are subject to a voting proxy, dated November 18, 2021, granted in favor of Mr. Li. Does include warrants held by the Andrew M. Brown Family Protection Trust to purchase 534,099 shares of Series S or Series m-3 preferred stock convertible into shares of Class A common stock. The Andrew M. Brown Family Protection Trust does not report shared beneficial ownership with Andrew Brown. See footnote 8 for additional information.

(10) The address for Series Knightscope LLC F50 Global Syndicate Fund LLC is 2625 Middlefield Road, Ste. 414, Palo Alto, California 94301.

(11) The address for AIDS Healthcare Foundation is 6255 Sunset Boulevard, 21st Floor, Los Angeles, California 90028.

(12) Represents securities held by Equity Trust Company FBO Tiffany Thy Tran Roth IRA. The address for Equity Trust Company FBO Tiffany Thy Tran Roth IRA is 1 Equity Way, Westlake, Ohio 44145.

(13) Represents stock options that are currently exercisable or exercisable within 60 days of April 14, 2023.

(14) Includes 2,483,536 shares of Class A common stock and 600,000 shares of Class B common stock, respectively, underlying stock options that are currently exercisable or exercisable within 60 days of April 14, 2023.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022, regarding our equity incentive plans, which consists of awards issued under our 2014 Equity Incentive Plan, 2016 Equity Incentive Plan and 2022 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Equity Incentive Plan	611,000	$3.11	—
2016 Equity Incentive Plan	7,333,616	$3.11	675,567
2022 Equity Incentive Plan	2,137,299	$3.11	2,862,701
Equity compensation plans not approved by security holders	—	—	—
Total	10,081,915	$3.11	3,538,268

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions to which we were a party since December 31, 2022 in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Related Person Transactions

Konica Minolta, Inc.

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company and beneficially owned greater than 5% of our total voting power earlier in 2022. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $381,587, $355,428 and $218,425 in service fees for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had payables of $117,000 and $29,279 owed to Konica Minolta as of December 31, 2022 and 2021, respectively.

Director and Officer Indemnification and Insurance

Our Amended and Restated Certificate of Incorporation and our bylaws provide that we indemnify each of our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as described above, there were no related person transactions in the years ended December 31, 2021 or 2022. The transactions described above were approved by the Board of Directors at the time they were entered into.

Director Independence

Nasdaq listing rules require that a majority of the Board be comprised of independent directors. The Board has determined that Linda Keene Solomon, Patty Watkins and Trish Howell is each an “independent director” as defined under the applicable Nasdaq rules and SEC rules and regulations. Mr. Li is not independent due to his service as a current executive officer of the Company. The Board makes a determination regarding the independence of each director annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board has made a determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of her independent judgment in carrying out the responsibilities of a directors.

The Board of Directors has also determined that Linda Keene Solomon, Patty Watkins and Trish Howell, representing all of the members of the Audit Committee, are all "independent directors" under Nasdaq listing standards and SEC rules applicable to Audit Committee members.

The Board of Directors has determined that Linda Keene Solomon, Patty Watkins and Trish Howell are “independent directors” under Nasdaq listing standards and SEC rules applicable to Compensation Committee members.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed by BPM for the audit of our consolidated financial statements and for other services provided in the years ended December 31, 2022 and 2021. All of these services and fees were pre-approved by the audit committee.

	2022	2021
Audit Fees(1)	$546,022	$531,700
Audit-Related Fees(2)	$8,025	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$554,047	$531,700

(1)	Audit Fees include fees associated with the annual audit of our consolidated financial statements and for issuing a report thereon; the review of our periodic reports and services related to, or required by, statute or regulation, such as fees for comfort letters, consents; and assistance with and review of documents filed with the SEC. In addition, Audit Fees paid to BPM in 2021 include $166,907 in fees for the re-audit of the 2019 fiscal year financial statements in accordance with Public Company Accounting Oversight Board (United States) standards.

(2)	Audit-Related Fees are assurance-related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation and included consultations on accounting matters.

The Audit Committee has concluded that the provision of the non-audit services is compatible with maintaining the independence of BPM.

Audit Committee Pre-Approval Policy and Procedures

Under its charter, the Audit Committee is responsible for approving the fees and any other significant compensation paid to our independent registered public accounting firm and pre-approving any non-audit services to be performed by our independent registered public accounting firm. The pre-approval requirement may be waived only if the non-audit services meet a de minimis exception allowed by law. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

•	If applicable, each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent registered public accounting firm during the next annual audit cycle.

•	Actual amounts paid to the independent registered public accounting firm are monitored by management and reported to the Audit Committee.

•	Any non-audit services proposed to be provided by the independent registered public accounting firm and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed (unless the services meet the de minimis exception allowed by law).

•	Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services and fees in 2022. All services and fees for 2021 were pre-approved by the sole director, which occurred prior to the initial listing on Nasdaq.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with, or incorporated by reference in this Annual Report

Exhibit No.	Description
2.1#	Asset Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and Case Emergency Systems (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 (File No001-41248)).
4.2	Warrant to Purchase Series S Preferred Stock, dated April 30, 2019, between Knightscope, Inc. and Proud Ventures KS, LLC (incorporated by reference to Exhibit 3.3 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
4.3	Warrant to Purchase Series S Preferred Stock, dated July 23, 2019, between Knightscope, Inc. and Proud Productions LLC (incorporated by reference to Exhibit 3.2 to our Current Report on Form 1-U dated July 29, 2019 (File No. 24R-00075)).
4.4	Warrants to Purchase Series m-3 Preferred Stock, dated December 19, 2017, between Knightscope, Inc. and Andrew Brown (incorporated by reference to Exhibit 3.12 to our Regulation A Offering Statement on Form 1-A/A filed on November 23, 2021 (File No. 024-11680).
4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
10.1*	2014 Equity Incentive Plan (incorporated by reference to Exhibit 6.1 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.2*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 6.2 to the our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
10.3*	Knightscope, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2022 (File No. 001-41248)).
10.4	Lease Agreement dated January 14, 2018 between Terra Bella Partners LLC and the Company, as amended February 6, 2018 (incorporated by reference to Exhibit 6.5 to our Annual Report on Form 1-K for the period ended December 31, 2017, filed on April 30, 2018 (File No. 24R-00075)).
10.5*	Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).
10.6*	Employment Agreement and Indemnification Agreement between the Company and Mallorie Burak (incorporated by reference to Exhibit 6.8 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).
10.7*	Employment Agreement and Indemnification Agreement between the Company and Peter M. Weinberg (incorporated by reference to Exhibit 6.11 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).
10.8*	Employment Agreement and Indemnification Agreement between the Company and Mercedes Soria Li (incorporated by reference to Exhibit 6.9 to the our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).
10.9*	Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 (File No. 001-41248).

10.10	Referral Program Agreement, dated April 20, 2021, between Knightscope, Inc. and Dimension Funding, LLC (incorporated by reference to Exhibit 6.6 to our Annual Report on Form 1-K for the period ended December 31, 2020, filed on April 30, 2021 (File No. 24R-00075)).
10.11	Common Stock Purchase Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2022 (File No. 001-41248)).
10.12	Amendment No. 1 to Common Stock Purchase Agreement, dated April 11, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41248)).
10.13**	Securities Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
10.14	Agreement and Waiver, dated as of December 30 2022, by and between Knightscope, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 001-41248)).
10.15	At the Market Offering Agreement, dated as of February 1, 2023, by and between Knightscope, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-269493) filed on February 1, 2023).
23.1†	Consent of BPM LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.
+	Filed herwith.
#	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.
*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2023.

KNIGHTSCOPE, INC.

By:	/s/ Mallorie Burak
Mallorie Burak
President and Chief Financial Officer