Form 10-Q
period 2023-03-31
Knightscope, Inc.
filed 2023-05-12
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there were 43,917,405 shares of the registrant’s Class A Common Stock outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products and product candidates will require significant capital resources and years of development efforts;
●	Our limited number of deployments and the risk of limited market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital and the availability of future financing; and
●	Unpredictable events, such as the COVID-19 pandemic, banking failures, and a rise in the inflation rate resulting in supply chain constraints, increased operating costs, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,375	$4,810
Restricted cash	100	—
Accounts receivable (net of allowance for credit losses of $22 as of March 31, 2023 and $229 as of December 31, 2022)	1,856	1,370
Inventory	2,698	2,560
Prepaid expenses and other current assets	1,365	1,349
Total current assets	8,394	10,089

Autonomous Security Robots, net	5,804	5,850
Property, equipment and software, net	1,007	614
Operating lease right-of-use-assets	1,849	2,012
Goodwill	1,344	1,344
Intangible assets, net	1,919	2,056
Other assets	95	117
Total assets	$20,412	$22,082

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,688	$2,457
Accrued expenses	1,843	2,403
Deferred revenue	2,386	1,711
Debt obligations	866	2,144
Operating lease liabilities, current	807	731
Other current liabilities	1,423	1,063
Total current liabilities	9,013	10,509
Debt obligations	4,112	6,554
Preferred stock warrant liability	6,068	10,011
Derivative liability	467	1,146
Other noncurrent liabilities	334	356
Operating lease liabilities, noncurrent	1,130	1,309
Total liabilities	21,124	29,885

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of March 31, 2023 and December 31, 2022, 9,579,238 and 11,351,841 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $35,858 and $37,733 as of March 31, 2023 and December 31, 2022, respectively	34,693	35,783

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 37,314,704 and 28,029,238 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37	28
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 10,357,822 and 10,319,884 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	106,332	95,716
Accumulated deficit	(141,784)	(139,340)
Total stockholders’ deficit	(35,405)	(43,586)
Total liabilities, preferred stock and stockholders’ deficit	$20,412	$22,082
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue, net
Service	$1,748	$944
Product	1,149	—
Total revenues	2,897	944
Cost of revenue, net
Service	2,242	1,493
Product	868	—
Total cost of revenues, net	3,110	1,493
Gross loss	(213)	(549)

Operating expenses:
Research and development	1,397	1,838
Sales and marketing	1,128	3,490
General and administrative	3,639	2,326
Restructuring charges	144	—
Total operating expenses	6,308	7,654

Loss from operations	(6,521)	(8,203)

Other income (expense):
Interest expense, net	(502)	(8,911)
Change in fair value of warrant liabilities	4,622	7,522
Change in fair value of convertible notes	43	—
Other (expense) income, net	(86)	(5)
Total other income (expense)	4,077	(1,394)

Loss before income tax expense	(2,444)	(9,597)
Income tax expense	—	—
Net loss	$(2,444)	$(9,597)
Basic and diluted net loss per common share	$(0.06)	$(0.30)
Weighted average shares used to compute basic and diluted net loss per share	42,746,330	31,702,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation																			725		725

Warrants exercised															156,483				370		370

Conversion of debt obligations to Class A Common Stock															6,513,385	7			16,004		16,011

Stock options exercised															73,001		25,000		97		97

Offering proceeds, net of issuance costs															2,236,619	2			19,454		19,456

Share conversion to common stock	(2,537,007)	(6,589)	(186,872)	(1,319)	(425,000)	(1,275)	(16,757)	(46)	(849,496)	(6,877)	(1,846,752)	(799)	(168,721)	(342)	8,961,400	9	(2,777,946)	(3)	17,241		17,247

Share conversion costs																			(50)		(50)

Net loss																				(9,597)	(9,597)

Balance as of March 31, 2022	2,037,910	$5,292	—	$—	826,666	$2,480	—	$—	2,855,743	$23,118	4,308,812	$1,864	3,557,371	$7,217	23,877,817	$24	10,378,251	$10	$84,586	$(123,294)	$(38,674)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	1,855,328	$4,818	—	$—	160,000	$480	—	$—	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

Stock based compensation																			446		446

Conversion of debt obligations to Class A Common Stock															2,893,824	3			4,171		4,174

Stock options exercised															213,020				225		225

Proceeds from Equity Sale, net of issuance costs															4,424,645	4			4,690		4,694

Share conversion to common stock	(46,830)	(122)							(21,232)	(172)	(1,667,779)	(721)	(36,762)	(75)	1,753,977	2	37,938		1,088		1,090

Share conversion costs																			(4)		(4)

Net loss																				(2,444)	(2,444)
																				.
Balance as of March 31, 2023	1,808,498	$4,696	—	$—	160,000	$480	—	$—	2,693,500	$21,805	1,418,381	$614	3,498,859	$7,098	37,314,704	$37	10,357,822	$10	$106,332	$(141,784)	$(35,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,444)	$(9,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	351
Stock compensation expense	446	725
Change in fair value of warrant liabilities	(4,622)	(7,522)
Change in fair value of convertible notes	(43)	—
Accrued interest	497	24
Common stock issued in exchange for consulting services	168	—
Amortization of debt discount	—	8,878

Changes in operating assets and liabilities:
Accounts receivable	(486)	(783)
Prepaid expenses and other current assets	(184)	142
Inventory	(138)	—
Other assets	22	—
Accounts payable	(769)	(434)
Accrued expenses	(560)	(741)
Deferred revenue	675	410
Other current and noncurrent liabilities	398	195
Net cash used in operating activities	(6,483)	(8,352)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(328)	(764)
Purchase of property and equipment	(439)	(41)
Net cash used in investing activities	(767)	(805)

Cash Flows From Financing Activities
Proceeds from stock options exercised	225	97
Proceeds from equity sale, net of issuance costs	4,694	—
Offering proceeds, net of issuance costs	—	19,456
Share conversion costs	(4)	(50)
Net cash provided by financing activities	4,915	19,503
Net change in cash and cash equivalents	(2,335)	10,346
Cash, cash equivalents and restricted cash at beginning of the period	4,810	10,849
Cash, cash equivalents and restricted cash at end of the period	$2,475	$21,195
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$1,090	$17,247
Conversion of debt obligations to Class A Common Stock	$4,174	$16,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc., was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. (the “Company”) is a leading provider of autonomous security robots. The Company’s technologies are “Made in the USA” and allow public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. The Company’s mission is to make the United States of America the safest country in the world by helping to protect the people, places, and assets where we live, work, study and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and blue light emergency communication devices.

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to the expected for the year ending December 31, 2023 or for other future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software).

Cash and cash equivalents on hand were $2.4 million as of March 31, 2023, compared to $4.8 million as of December 31, 2022. The Company has historically incurred losses and negative cashflows from operations. As of March 31, 2023, the Company also had an accumulated deficit of approximately $141.8 million and stockholders’ deficit of $35.4 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Basic and Diluted Net Loss per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the dividend rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each dividend period on the applicable dividend payment date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to the Company’s common stock and do not have a contractual obligation to share in the losses of the Company. All shares of Series m-4 Preferred Stock have converted to Class A Common Stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of March 31, 2023. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

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

	March 31,	March 31,
	2023	2022
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	4,308,812
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	3,557,371
Series m Preferred Stock (convertible to Class A Common Stock)	1,808,498	2,037,910
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	826,666
Series S Preferred Stock (convertible to Class A Common Stock)	2,693,500	2,855,743
Warrants to purchase Class A Common Stock	1,138,446	—
Warrants to purchase Series m-3 Preferred Stock	1,432,786	1,432,786
Warrants to purchase Series s Preferred Stock	4,441,814	4,441,814
2022 Convertible Notes	5,191,966	—
Stock options	9,053,683	8,493,831
Total potentially dilutive shares	30,837,933	27,954,933

As all potentially dilutive securities are anti-dilutive as of March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three-month periods ended March 31, 2023 and 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs and property, equipment and software, certain estimates required within revenue recognition, estimating fair values of Company’s common stock, share-based awards and warrant liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board  released Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable.  The Company’s implementation of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

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

	March 31,	December 31,
	2023	2022
Raw materials	$2,235	$2,032
Work in process	—	—
Finished goods	463	528
	$2,698	$2,560

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $2 and $20, depreciation expense of finished ASRs included in sales and marketing expense amounted to $12 and $14, and depreciation expense included in cost of revenue, net amounted to $361 and $307 for the three months ended March 31, 2023 and 2022, respectively.

ASRs, net, consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$2,157	$2,732
ASRs in progress	990	773
Finished ASRs	10,884	10,198
	14,031	13,703
Accumulated depreciation on Finished ASRs	(8,227)	(7,853)

ASRs, net	$5,804	$5,850

The components of the Finished ASRs, net are as follows:

	March 31,	December 31,
	2023	2022
ASRs on lease or available for lease	$9,595	$9,002
Demonstration ASRs	648	622
Research and development ASRs	194	194
Docking stations	447	380
	10,884	10,198
Less: accumulated depreciation	(8,227)	(7,853)
Finished ASRs, net	$2,657	$2,345

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		March 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(91)	$899
Customer relationships	8	950	(55)	895
Trademark	1	230	(105)	125
Total		$2,170	$(251)	$1,919

		December 31, 2022
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(41)	$949
Customer relationships	8	950	(25)	925
Trademark	1	230	(48)	182
Total		$2,170	$(114)	$2,056

Intangible assets amortization expense totaling $137 for the three months ended March, 31, 2023 was recorded in sales and marketing and cost of revenue, net - service in the amounts of $87 and $50, respectively.

As of March 31, 2023, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2023	$362
2024	317
2025	317
2026	317
2027	275
Thereafter	331
Total	$1,919

Other Current Liabilities

Other current liabilities consisted of the following (thousands):

	March 31,	December 31,
	2023	2022
Sales tax	$463	$419
Customer and vendor deposits	406	50
Warranty liability	109	145
Lease liability – short term	88	92
Other	357	357
	$1,423	$1,063

Accrued Warranty

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the condensed consolidated statements of operations in cost of revenue, net - product. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Change in the warranty liability for the three months ended consisted of the following (thousands):

	March 31,
	2023	2022
Balance January 1,	$145	$—
Provision for warranties issued during the quarter	—	—
Warranty services provided	(36)	—
	$109	$—

Accrued Expenses

Accrued expenses consisted of the following (thousands):

	March 31,	December 31,
	2023	2022
Bonuses earned during 2022	$961	$961
Payroll and payroll taxes	311	696
Legal, consulting, and financial services	344	542
Other	227	204
	$1,843	$2,403

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the condensed consolidated statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an initial public offering (“IPO”). Upon an

IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

Blue light Towers, ephones and Call Boxes related revenues

The Company also derives revenues from fees from Blue light Towers, ephones and Call Boxes related services, such as installation, maintenance, and upgrades. The maintenance revenue is recognized in the period the service is performed and the Company has determined that term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

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

The Company recognizes ASR subscription revenue as follows:

ASR subscription revenue

ASR subscription revenue is generated from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts that typically have twelve (12) month terms. These revenue arrangements adhere to lease accounting guidance and are classified as leases for revenue recognition purposes. Currently, all revenue arrangements qualify as operating leases where consideration allocated to the lease deliverables is recognized ratably over the lease term.

Deferred revenue

In connection with the Company’s Machine-as-a-Service (“MaaS”) subscription for the Company’s ASRs, the Company’s standard billing terms are annual in advance. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12 month period. In addition, the Company refers certain transactions to Dimension and Balboa Capital, whereby Dimension or Balboa Capital advances the full value of the MaaS subscription to the Company, less a processing fee. The advanced payment is recorded in deferred revenue and amortized over the term of the subscription once the ASR is delivered to the deployment site.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser based software interface, KSOC. MaaS subscription agreements typically have a twelve (12)-month term.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

March 31, 2023
Deferred revenue - short term	$2,386
Revenue recognized in the three months ended related to amounts included in deferred revenue as of January 1, 2023	$638

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three Months Ended March 31,
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$20	$1,002	$1,022	$15	$929	$944
Blue light Towers, ephones and Call Boxes	1,787	88	1,875	—	—	—
Total	$1,807	$1,090	$2,897	$15	$929	$944

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2023 and December 31, 2022, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets
Cash equivalents:
Money market funds	$100	$100	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$514	$—	$—	$514
Warrant liability – Series S Preferred Stock	$5,554	$—	$—	$5,554
Derivative liability – Class A Common Stock warrants	$467	$—	$—	$467
2022 Convertible Notes	$4,432	$—	$—	$4,432

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash equivalents:
Money market funds	$3,025	$3,025	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,282	$—	$—	$1,282
Warrant liability – Series s Preferred Stock	$8,729	$—	$—	$8,729
Derivative liability – Class A Common Stock warrants	$1,146	$—	$—	$1,146
2022 Convertible Notes	$8,152	$—	$—	$8,152

During the three-month periods ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant liabilities during the three-month periods ended March 31, 2023 and 2022, which were measured at fair value on a recurring basis:

	March 31,	March 31,
	2023	2022
Beginning Balance	$11,157	$30,566
Warrants exercised	—	(370)
Revaluation of Series m-3 and S Preferred Stock warrants	(4,622)	(7,522)
Ending Balance	$6,535	$22,674

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the three-month periods ended March 31, 2023 and 2022, which were measured at fair value on a recurring basis:

	March 31,	March 31,
	2023	2022
Beginning Balance	$8,152	$—
Notes converted	(4,174)	—
Interest accretion	497	—
Revaluation of 2022 Convertible Notes	(43)	—
Ending Balance	$4,432	$—

NOTE 4:  Debt Obligations

The amortized carrying amount of the Company’s debt obligations consists of the following:

	March 31,	December 31,
	2023	2022
Convertible notes, net of fees and discount	$4,432	$8,152
Promissory notes	546	546
Total debt	4,978	8,698
Less: current portion of debt obligations	866	2,144
Non-current portion of debt obligations	$4,112	$6,554

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for new grants under the 2016 Plan are available for new grants under the 2022 Plan, and shares subject to outstanding stock options under the prior plans as of the date of stockholder approval of the 2022 Plan, subsequently cease to be subject to such stock options (other than by reason of exercise of such stock options). The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the committee. Shares subject to awards that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the three-month period ended of March 31, 2023 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value(000’s)
Available and outstanding as of December 31, 2022	3,538,268	10,081,915	$3.11	7.61	$4,099
2022 Equity incentive plan increase	1,917,456
Granted	(20,000)	20,000	1.67
Exercised		(213,020)	1.05
Forfeited	835,212	(835,212)	5.03
Available and outstanding as of March 31, 2023	6,270,936	9,053,683	$2.98	7.27	$333
Vested and exercisable as of March 31, 2023		5,405,758	$2.15	6.36	$333

The weighted average grant date fair value of options granted during the three-month period ended March 31, 2023 was $0.92 per share. There were 213,020 options exercised during the three-month period ended March 31, 2023 compared to 98,001 options exercised in the prior year period. The fair value of the options that vested during the three months ended March 31, 2023 and 2022 was $793 and $284, respectively.

As of March 31, 2023, the Company had unamortized stock-based compensation expense of $7.0 million that will be recognized over the weighted average remaining vesting term of options of 2.20 years.

The assumptions utilized for option grants during the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended
	March 31,
	2023	2022
Risk-free interest rate	3.76%	0.96%
Expected dividend yield	—%	—%
Expected volatility	54.09%	53.84%
Expected term (in years)	5.99	6.08

A summary of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows:

	Three months ended
	March 31,
	2023	2022
Cost of services	$93	$80
Research and development	—	227
Sales and marketing	53	71
General and Administrative	300	347
Total	$446	$725

NOTE 6: Capital Stock and Warrants

The following tables summarize convertible preferred stock authorized and issued and outstanding as of March 31, 2023:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	1,418,381	$614	$1,267
Series B Preferred Stock	4,707,501	3,498,859	7,098	7,138
Series m Preferred Stock	6,666,666	1,808,498	4,696	5,425
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	160,000	480	480
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	2,693,500	21,805	21,548
Total Preferred Stock	43,405,324	9,579,238	$34,693	$35,858

A summary of the Company’s outstanding warrants as of March 31, 2023 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2024
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2024
Series S Preferred Stock	1,500,000	$8.0000	July 31, 2024
Class A Common Stock	1,138,446	$3.2500	October 13, 2027

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

March 31,
2023
Series A Preferred Stock	1,418,381
Series B Preferred Stock	3,498,859
Series m Preferred Stock	1,808,498
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,693,500
Stock options to purchase common stock	9,053,683
Warrants outstanding for future issuance of convertible preferred stock and common stock	7,013,046
2022 Convertible Notes	5,191,966
Stock options available for future issuance	6,270,936
Total shares of Class A Common Stock reserved	37,108,869

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allows the Company to sell and issue shares of Class A Common Stock from time-to-time of up to approximately $20.0 million, subject to, and in accordance with, SEC rules.

During the three months ended March 31, 2023, the Company issued 3,573,536  shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $3.4 million, net of brokerage and placement fees of approximately $0.1 million.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $99 and $91 in service fees for three-month periods ended March 31, 2023 and 2022. The Company had payables of $114 and $117 owed to Konica Minolta as of March 31, 2023 and December 31, 2022, respectively.

The Company paid $60 and $0 for rent for the three months ended March 31, 2023 and 2022, respectively, for a building owned by Sebastian Gutierrez, Senior VP Public Safety Infrastructure Development.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of March 31, 2023 and December 31, 2022, the components of leases and lease costs are as follows:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$1,849	$2,012

Operating lease liabilities, current portion	$807	$731
Operating lease liabilities, non-current portion	1,130	1,309
Total operating lease liabilities	$1,937	$2,040

Operating lease costs were approximately $0.2 million for the three-month periods ended March 31, 2023 and 2022.

As of March 31, 2023, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2023 (remaining)	$755
2024	806
2025	608
2026	15
Total future minimum lease payments	2,184
Less - Interest	(247)
Present value of lease liabilities	$1,937

Weighted average remaining lease term is 2.5 years as of March 31, 2023 and the weighted average discount rate is 11.1%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of March 31, 2023 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of March 31, 2023 and December 31, 2022.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.5 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively, which has been included in other current liabilities on the accompanying condensed consolidated balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

From April 1, 2023 to April 28, 2023, the Company issued 1,954,344 shares of common stock to holders of the 2022 Convertible Notes for settlement of conversion of an aggregate principal amount of approximately $1.0 million.

From April 1, 2023 to May 11, 2023, the Company sold 5,404,207 shares of Class A Common Stock, generating approximately $3.2 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

On April 7, 2023, the Company entered into an Amendment and Cancellation Agreement with certain holders of warrants to purchase Series m-3 and Series S Preferred Stock. Under the terms of the agreement, the expiration date for warrants to purchase 1,432,786 shares of Series m-3 Preferred Stock and 2,941,814 shares of Series S Preferred Stock were extended to the earlier of December 31, 2027 or eighteen (18) months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, in exchange for the cancellation of warrants to purchase 1,500,000 shares of Series S Preferred Stock.

On May 11, 2023, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A Common Stock has been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until November 7, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s Class A Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by November 7, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in of this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.

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

Our blue light emergency communication devices consist of emergency blue light towers, blue light emergency phones (“E-Phone”), fully integrated, solar-powered cellular emergency phone towers, and emergency call box systems (“Call Box”). Tower devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offering a smaller, yet still highly visible, footprint than the stationary security towers, but with the same reliable communication capabilities.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, Machine-as-a-Service business model, which includes the ASR rental as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our stationary Blue Light Towers, E-Phones, and Call Boxes are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring system firmware that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. Modular upgrades are available for the Blue Light Towers, such as public announcement speaker systems. Knightscope also offers an extended warranty on this series of stationary security towers.

Our current strategy for all products and services is to focus solely on United States sales and deployments for the foreseeable future before considering global expansion.

Nasdaq Listing Rules Compliance

On March 29, 2023, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the we are no longer in compliance with the minimum market value of listed securities of $50,000,000 required for continued listing on The Nasdaq Global Market (the “MVLS Requirement”). In accordance with Nasdaq Listing Rules, we have a period of 180 calendar days, or until September 25, 2023, to regain compliance with the MVLS Requirement. If, at any time before September 25, 2023, the market value of our listed securities closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have regained compliance with the MVLS Requirement.

On May 11, 2023, we received further notice from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our Class A Common Stock has been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, we have 180 calendar days, or until November 7, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our Class A Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the Minimum Bid Price Requirement by November 7, 2023, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market.

We intend to actively monitor our compliance with the MVLS Requirement and the Minimum Bid Price Requirement, and may, if appropriate, consider implementing available options to regain compliance with such listing requirements. There can be no assurance that we will be able to regain compliance MVLS Requirement, the Bid Price Requirement or maintain compliance with any other listing requirements, or satisfy the requirements necessary to transfer the listing of our Class A Common Stock to the Nasdaq Capital Market.

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

Sales trends for the three months ended March 31, 2023 showed demand across all of Knightscope’s product service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several months and years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for this brand-new technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

Delays due to supply chain issues and COVID-19 that negatively impacted the Company’s performance during the first three months of 2022 had subsided by the first quarter of 2023, although can still be unpredictable and problematic. That, along with the acquisition of CASE Emergency Systems (“CASE”) contributed to a significant increase in the Company’s business.

Due to numerous geopolitical events and new safety requirements as well as various high-profile incidents of violence across the United States, we believe that the market for our technologies will continue to grow. At the same time, we expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

As our business scales and becomes more streamlined, management expects gross loss to decrease, once a critical mass has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we should obtain expertise, economies of scale and efficiency that would continue to increase revenue and reduce costs over the medium to long-term. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently through the deployment of automation, alleviating the need for a dramatic increase in headcount. Additionally, new telecommunication service and cloud cost reduction initiatives are underway to further reduce our ongoing support, repair and maintenance costs. Additionally, we are transitioning our ASR production processes from a work cell environment to a more traditional assembly line process, for improved quality, efficiency and throughput. Our overall strategy is to try to keep our fixed costs as low as possible and minimize variable costs while achieving our overall growth objectives.

On October 14, 2022, the Company closed its acquisition of CASE as a first step in executing upon a growth strategy that includes pursuing opportunities to improve the overall financial performance of the Company and long-term mission. The Company typically seeks acquisition targets with strong top line revenue and synergistic technologies.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth selected Condensed Consolidated Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three Months ended March 31,
	2023		2022
Revenue, net
Service	$1,748	60%	$944	100%
Product	1,149	40%	—	—%
Total revenue, net	2,897	100%	$944	100%
Cost of revenue, net
Service	2,242	77%	1,493	158%
Product	868	30%	—	—%
Total cost of revenues	3,110	107%	1,493	158%
Gross loss	(213)	(7)%	(549)	(58)%
Operating Expenses:
Research and development	1,397	48%	1,838	195%
Sales and marketing	1,128	39%	3,490	370%
General and administrative	3,639	126%	2,326	246%
Restructuring charges	144	5%	—	—
Total operating expenses	6,308	218%	7,654	811%
Loss from operations	(6,521)	(225)%	(8,203)	(869)%
Interest expense, net	(502)	(17)%	(8,911)	(944)%
Change in fair value of warrant and derivative liability	4,622	160%	7,522	797%
Change in fair value of convertible note	43	1%	—	—%
Other income (expense), net	(86)	(3)%	(5)	(1)%
Total other expense, net	4,077	141%	(1,394)	(148)%
Loss before income tax expense	(2,444)	(84)%	(9,597)	(1,017)%
Income tax expense		—%	—	—%
Net loss	$(2,444)	(84)%	$(9,597)	(1,017)%

Revenue, net

Service revenue, net for the three months ended March 31, 2023 increased approximately $0.8 million versus revenue, net for the same period in 2022. The increase is primarily attributed to maintenance and service revenue of approximately $0.7 million associated with installed Blue light Towers, ephones and Call Boxes products as well as an increase in revenue for deployed ASRs of approximately $0.1 million. Product revenue of approximately $1.1 million is attributable to sales of Blue light Towers, ephones and Call Box products. As of April 28, 2023, the Company had a total backlog of approximately $4.7 million, comprised of $2.7 million related to ASR orders and $2.0 million related to orders for blue light emergency communication devices. The Company’s continued focus on addressing supply chain constraints and implementing operational efficiencies has contributed to a reduction in the backlog, which directly contributes to increased revenue, net.

Cost of revenue, net

Cost of revenue, net - service for the three months ended March 31, 2023 increased by approximately $0.7 million to $2.2 million, compared to the three months ended March 31, 2022, primarily due to an increase in personnel costs related to increased headcount resulting from the acquisition of CASE in October 2022 of approximately $0.4 million, as well as increased third party service costs of approximately $0.2 million and increased cellular fees of approximately $0.1 million attributed to the ongoing operation of deployed ASRs. The cost of revenue, net - service is primarily related to the average service cost per unit, depreciation of the ASRs, and stock-based compensation. Cost of revenue, net - product was approximately $0.9 million and is attributable to sales of blue light emergency communications devices.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss attributed to services partially offset by a gross profit attributed to product sales for the three months ended March 31, 2023 resulting in a gross loss of approximately $0.2 million, net, compared to a gross loss of approximately $0.5 million, net, for the three months ended March 31, 2022.

Research and Development

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Research and development	$1,397	$1,838	$(441)	(24)%
Percentage of total revenue	48%	195%

Research and development expenses decreased by approximately $0.4 million, or 24%, for the three months ended March 31, 2023, as compared to the respective period of the prior year. The decrease is primarily due to decreased personnel related costs following a workforce reduction in January 2023.

Sales and Marketing

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Sales and marketing	$1,128	$3,490	$(2,362)	(68)%
Percentage of total revenue	39%	370%

Sales and marketing expenses decreased by approximately $2.4 million, or 68%, for the three months ended March 31, 2023, as compared to the respective period of the prior year. The decrease was primarily due to decreased advertising costs related to the Regulation A Offering that closed in January 2022.

General and Administrative

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
General and administrative	$3,639	$2,326	$1,313	56%
Percentage of total revenue	126%	246%

General and administrative expenses increased by approximately $1.3 million, or approximately 56%, for the three months ended March 31, 2023, as compared to the respective period of the prior year. The increase was primarily driven by increased legal, corporate,  financial services, accounting and investor relations expenses, partially offset by savings in rent expense relating to the renegotiation of the Mountain View, California lease at the end of 2022.

Restructuring Charges

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Restructuring Charges	$144	$—	$144	100%
Percentage of total revenue	5%	—%

We incurred restructuring charges for the period ended March 31, 2023 of $144 thousand as a result of a work force reduction in January 2023

Other Income/(Expense), Net

	Three Months Ended
	March 31
	2023	2022	$ Change	% Change
Interest expense, net	$(502)	$(8,911)	$8,409	94%
Change in fair value of warrant liability	4,622	7,522	(2,900)	39%
Change in fair value of convertible notes	43	—	43	(100)%
Other income (expense), net	(86)	(5)	(81)	(1,620)%
Total other income (expense)	$4,077	$(1,394)	$5,471	392%

Total other income (expense) increased by approximately $5.5 million, or 392%, for the three months ended March 31, 2023 as compared to the respective period of the prior year, resulting in other income of approximately $4.1 million for the three months  ended March 31, 2023 compared to other expense of approximately $1.4 million for the prior year period. Interest expense decreased by $8.4 million as the Company wrote off the debt discount related to the conversion of convertible notes in the prior year period while incurring approximately $0.5 million of interest expense related to notes outstanding during the current year quarter. The decrease in the fair value of warrant liabilities for the quarter ended March 31, 2023 was $2.9 million less than in the same prior year period. Other income (expense) increased approximately $0.1 million related to referral fees paid to Dimension Funding LLC (“Dimension”) as described in the next paragraph.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, we had $2.4 million and $4.8 million, respectively, of cash and cash equivalents. As of March 31, 2023, the Company also had an accumulated deficit of approximately $141.8 million, working capital deficit of $0.6 million and stockholders’ deficit of $35.4 million. On April 20, 2021, the Company entered into a Referral Agreement with Dimension, whereby the Company can generate up to $10 million of immediate cash flow by referring its clients to Dimension for financing of their annual fees over the MaaS subscription term. This agreement enables the Company to quickly offset the up-front costs associated with building and deploying ASRs by accelerating collection of its accounts receivable. In 2022, the Company also began working with a second source for order financing for its ASRs to supplement its ability to finance its backlog.

In February 2023, the Company filed a registration statement, on Form S-3, for the issuance of up to $20 approximately million of Class A Common Stock, and the Company entered into an At the Market Offering agreement on February 1, 2023 with H.C. Wainwright & Co., LLC as sales agent. This at-the-market offering program provides the Company with additional access to capital, as needed, subject to market conditions. Since February 10, 2023, the Company has relied on the at-the-market offering program as a source of working capital to fund operations.  With the proceeds from the at-the-market offering program and continued collection of trade receivables, as of May 1, 2023, the Company’s cash balance was approximately $2.9 million. The Company has projected operating losses and negative cash flows of approximately $1.0 million per month, on average, for the next several months. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely. We intend to monitor the stability of the financial institutions in which we keep our liquid funds to mitigate against the exposure to loss of funds and delays in accessing our cash. Occasionally, such reviews and other events result in the movement of funds to more stable institutions such as the movement of our cash deposits out of Silicon Valley Bank to Comerica Bank, and we plan to diversify our deposit accounts with the addition of nationally recognized banks.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(6,483)	$(8,352)
Net cash used in investing activities	(767)	(805)
Net cash provided by financing activities	4,915	19,503
Net increase/(decrease) in cash and cash equivalents	$(2,335)	$10,346

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

Net cash used in operating activities was approximately $6.5 million for the three months ended March 31, 2023. Net cash used in operating activities resulted from a net loss of $2.4 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2023 decreased by approximately $1.9 million as compared to the respective period of the prior year. The decrease was primarily a result of a decrease in the net loss of approximately $7.2 million, a decrease in the change in fair value of warrant liabilities of $2.9 million, an increase in accrued interest of approximately $0.5 million, an increase in depreciation and amortization of approximately $0.2 million, common stock issued in exchange for services of approximately $0.2 million and changes in operating assets and liabilities of approximately $0.2 million partially offset by a decrease in debt discount amortization of $8.9, and a decrease in stock compensation expense of approximately $0.3 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022 was approximately $0.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $4.9 million for the three months ended March 31, 2023, a decrease of approximately $14.6 million as compared to the respective period of the prior year.  Our financing activities for the three months ended March 31, 2023, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with H.C. Wainwright LLC (“Wainwright”).  In the prior year period our financing activities consisted primarily of net proceeds resulting from the Company’s 2021 Regulation A Offering that terminated on January 26, 2022, immediately prior to the Company’s listing on Nasdaq on January 27, 2022.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program with Wainwright, which allows us to sell and issue shares of our Class A Common Stock from time-to-time of up to approximately $20.0 million, subject to, and in accordance with, SEC rules.

During the three months ended March 31, 2023, we issued 3,573,536  shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $3.4 million, net of brokerage and placement fees of approximately $0.1 million. As of March 31, 2023, we had remaining capacity to issue up to approximately $16.5 million of Class A Common Stock under the at-the-market offering program.

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

The 2022 Convertible Notes are senior secured obligations of the Company. The 2022 Convertible Notes were issued with an original issue discount of approximately 17.65%, bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum, and mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). On December 30, 2022, we and the Buyer entered into an Agreement and Waiver (the “Waiver”), pursuant to which we mutually agreed to reduce the minimum cash covenant to $1.5 million and to lower the conversion price in part, such that the conversion price in effect on any given time of determination will equal the Alternate Conversion Price (as defined in 2022 Convertible Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable).

During the three months ended March 31, 2023, we issued 2,893,824 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of approximately $3.1 million. As of March 31, 2023, the outstanding principal balance of the 2022 Convertible Notes was approximately $3.0 million.

Common Stock Purchase Agreement with B. Riley Principal Capital

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

During the three months ended March 31, 2023, we sold 851,109 shares of Class A Common Stock under the Purchase Agreement. Net proceeds from such sales totaled $1.3 million.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from what was reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Effective the first quarter of fiscal year 2023, the Company implemented Accounting Standards Update No 2016-13, “Financial Instruments – Credit Losses.”, issued by the Financial Accounting Standards Board in June 2016. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable. The Company’s implementation of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to litigation from time to time in the ordinary course of business. We are not currently party to any legal proceedings that we believe would reasonably have a material adverse impact on its business, financial results, and cash flows.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: May 12, 2023

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	President and Chief Financial Officer
(Principal Financial Officer)