Form 10-Q
period 2023-06-30
Knightscope, Inc.
filed 2023-08-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

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

As of August 2, 2023, there were 67,267,946 shares of the registrant’s Class A Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q “This Quarterly Report” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, including projections of our future financial performance, our business strategy and plans, market growth, our objectives for future operations, industry trends, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. Words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding future trends, expectations, and performance of our business;
●	the success and acceptance of our products and product candidates;
●	our ability to raise capital and the availability of future financing; and
●	Unpredictable events, such as the COVID-19 pandemic, banking failures, and a rise in the inflation rate resulting in supply chain constraints, increased operating costs, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, disruptions and delays with certain vendors in our supply chain as well as increased operating costs resulting from a rise in the inflation rate, may adversely impact component manufacturers’ ability to meet our client demand timely. Additionally, the prioritization of shipments of certain products, as a result of component availability and client readiness, could cause delays in our ability to deploy our ASRs. Such disruptions could result in a delay in our ability to recognize revenue on sales. The physical security industry in general and our financial position and operating results, in particular, have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations, except as required by applicable law.

In this Quarterly Report, the words “we,” “us,” “our,” the “Company” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,842	$4,810
Restricted cash	100	—
Accounts receivable (net of allowance for credit losses of $26 as of June 30, 2023 and $229 as of December 31, 2022)	2,043	1,370
Inventory	2,671	2,560
Prepaid expenses and other current assets	1,302	1,349
Total current assets	11,958	10,089

Autonomous Security Robots, net	6,753	5,850
Property, equipment and software, net	976	614
Operating lease right-of-use-assets	1,680	2,012
Goodwill	1,922	1,344
Intangible assets, net	1,783	2,056
Other assets	95	117
Total assets	$25,167	$22,082

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,519	$2,457
Accrued expenses	2,433	2,403
Deferred revenue	2,444	1,711
Debt obligations	546	2,144
Operating lease liabilities, current	748	731
Other current liabilities	1,651	1,063
Total current liabilities	9,341	10,509
Debt obligations	—	6,554
Preferred stock warrant liability	5,102	10,011
Derivative liability	240	1,146
Other noncurrent liabilities	313	356
Operating lease liabilities, noncurrent	953	1,309
Total liabilities	15,949	29,885

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of June 30, 2023, and December 31, 2022, 9,554,764 and 11,351,841 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively; aggregate liquidation preference of $35,700 and $37,733 as of June 30, 2023, and December 31, 2022, respectively	34,536	35,783

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of June 30, 2023, and December 31, 2022, 63,519,101 and 28,029,238 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	64	28
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of June 30, 2023, and December 31, 2022, 10,357,822 and 10,319,884 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	10	10
Additional paid-in capital	121,190	95,716
Accumulated deficit	(146,582)	(139,340)
Total stockholders’ deficit	(25,318)	(43,586)
Total liabilities, preferred stock and stockholders’ deficit	$25,167	$22,082
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022
Revenue, net
Service	$1,825	$1,042	$3,573	$1,985
Product	1,738	—	2,887	—
Total revenues	3,563	1,042	6,460	1,985
Cost of revenue, net
Service	2,642	1,732	4,884	3,225
Product	912	—	1,780	—
Total cost of revenues, net	3,554	1,732	6,664	3,225
Gross profit (loss)	9	(690)	(204)	(1,240)

Operating expenses:
Research and development	1,482	2,075	2,879	3,913
Sales and marketing	1,193	1,509	2,321	4,998
General and administrative	3,274	2,960	6,913	5,286
Restructuring charges	5	—	149	—
Total operating expenses	5,954	6,544	12,262	14,197

Loss from operations	(5,945)	(7,234)	(12,466)	(15,437)

Other income (expense):
Change in fair value of warrant liabilities	1,193	8,125	5,815	15,647
Change in fair value of convertible notes	(43)	—	—	—
Interest income (expense), net	48	1	(454)	(8,910)
Other income (expense), net	(51)	(24)	(137)	(29)
Total other income (expense)	1,147	8,102	5,224	6,708

Net income (loss) before income tax expense	(4,798)	868	(7,242)	(8,729)
Income tax expense	—	—	—	—
Net income (loss)	$(4,798)	$868	$(7,242)	$(8,729)
Basic net income (loss) per common share	$(0.08)	$0.02	$(0.14)	$(0.26)
Diluted net income (loss) per common share	$(0.08)	$0.02	$(0.14)	$(0.26)
Weighted average shares used to compute basic net income (loss) per share	57,224,377	35,730,648	50,087,068	33,727,858
Weighted average shares used to compute diluted net income (loss) per share	57,224,377	49,675,996	50,087,068	33,727,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
March 31, 2022	2,037,910	$5,292	—	$—	826,666	$2,480	—	$—	2,855,743	$23,118	4,308,812	$1,864	3,557,371	$7,217	23,877,817	$24	10,378,251	$10	$84,586	$(123,294)	$(38,674)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	727	—	727

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,745	—	—	—	105	—	105

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	169	—	169

Share conversion to common stock	(105,889)	(275)	—	—	(666,666)	(2,000)	—	—	(72,339)	(586)	(1,059,708)	(458)	(15,604)	(32)	1,958,303	2	(16,081)	—	3,349	—	3,351

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	194,622	—	—	—	378	—	378

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	868	868

Balance as of June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,452	—	1,452

Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	156,483	—	—	—	370	—	370

Conversion of debt obligations to class A common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,513,385	7	—	—	16,004	—	16,011

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	127,746	—	25,000	—	202	—	202

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,236,619	2	—	—	19,623	—	19,625

Share conversion to common stock	(2,642,896)	(6,864)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)	(921,835)	(7,463)	(2,906,460)	(1,257)	(184,325)	(374)	10,919,703	11	(2,794,027)	(3)	20,590	—	20,598

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	194,622	—	—	—	378	—	378

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,729)	(8,729)

Balance as of June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of March 31, 2023	1,808,498	$4,696	—	$—	160,000	$480	—	$—	2,693,500	$21,805	1,418,381	$614	3,498,859	$7,098	37,314,704	$37	10,357,822	$10	$106,332	$(141,784)	$(35,405)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	731	—	731

Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,538,604	8	—	—	4,410	—	4,418

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	238,000	—	38	—	38

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,396,581	18	—	—	9,524	—	9,542

Share conversion to common stock	(7,539)	(20)	—	—	—	—	—	—	(16,935)	(137)	—	—	—	—	269,212	1	(238,000)	—	156	—	157

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,798)	(4,798)

Balance as of June 30, 2023	1,800,959	$4,676	—	$—	160,000	$480	—	$—	2,676,565	$21,668	1,418,381	$614	3,498,859	$7,098	63,519,101	$64	10,357,822	$10	$121,190	$(146,582)	$(25,318)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	1,855,328	$4,818	—	$—	160,000	$480	—	$—	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,177	—	1,177

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,432,428	11	—	—	8,581	—	8,592

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	213,020	—	238,000	—	263	—	263

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,821,226	23	—	—	14,213	—	14,236

Share conversion to common stock	(54,369)	(142)	—	—	—	—	—	—	(38,167)	(309)	(1,667,779)	(721)	(36,762)	(75)	2,023,189	2	(200,062)	—	1,245	—	1,247

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,242)	(7,242)

Balance as of June 30, 2023	1,800,959	$4,676	—	$—	160,000	$480	—	$—	2,676,565	$21,668	1,418,381	$614	3,498,859	$7,098	63,519,101	$64	10,357,822	$10	$121,190	$(146,582)	$(25,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(7,242)	$(8,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,155	684
Stock compensation expense	1,177	1,452
Change in fair value of warrant liabilities	(5,815)	(15,647)
Accrued interest	440	24
Common stock issued in exchange for consulting services	293	—
Amortization of debt discount	—	8,878
Changes in operating assets and liabilities:
Accounts receivable, net	(673)	(448)
Prepaid expenses and other current assets	(246)	44
Inventory	(111)	—
Other assets	22	—
Accounts payable	(938)	(277)
Accrued expenses	30	(606)
Deferred revenue	155	655
Other current and noncurrent liabilities	538	332
Net cash used in operating activities	(11,215)	(13,638)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,690)	(1,651)
Purchase of property and equipment	(457)	(76)
Net cash used in investing activities	(2,147)	(1,727)

Cash Flows From Financing Activities
Proceeds from stock options exercised	263	202
Offering proceeds, net of issuance costs	—	19,625
Proceeds from equity sale, net of issuance costs	14,236	378
Share conversion costs	(5)	(50)
Net cash provided by financing activities	14,494	20,155
Net change in cash and cash equivalents and restricted cash	1,132	4,790
Cash, cash equivalents and restricted cash at beginning of the period	4,810	10,849
Cash, cash equivalents and restricted cash at end of the period	$5,942	$15,639
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$1,247	$20,598
Conversion of debt obligations to Class A common Stock	$8,592	$16,011
Goodwill adjustment	$578	$—

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

Knightscope, Inc. (the “Company”) is an advanced public safety technology company that builds fully autonomous security robots and Blue Light emergency communications systems. The Company’s mission is to make the United States of America the safest country in the world by helping to protect the people, places, and assets where we live, work, study and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Blue Light emergency communication devices, and its newly released Knightscope Emergency Management System (“KEMS”) platform.

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and six-months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development and continued improvement of the Company’s ASRs and KSOC (hardware and software).

Cash and cash equivalents on hand were $5.8 million as of June 30, 2023, compared to $4.8 million as of December 31, 2022. The Company has historically incurred losses and negative cashflows from operations. As of June 30, 2023, the Company also had an accumulated deficit of approximately $146.6 million and stockholders’ deficit of $25.3 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Basic and Diluted net income (loss) per share

Net income (loss) per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the dividend rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each dividend period on the applicable dividend payment date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to the Company’s common stock and do not have a contractual obligation to share in the losses of the Company. All shares of Series m-4 Preferred Stock have converted to Class A Common Stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of June 30, 2023. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net income (loss) to determine net income (loss) attributable to common stockholders upon their occurrence.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the three-months ended June 30, 2023 and 2022 consist of the following:

	June 30,	June 30,
	2023	2022
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	—
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	—
Series m Preferred Stock (convertible to Class A Common Stock)	1,800,959	—
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	—
Series S Preferred Stock (convertible to Class A Common Stock)	2,676,565	—
Warrants to purchase Class A Common Stock	1,138,446	—
Warrants to purchase Series m-3 Preferred Stock	1,432,786	1,432,786
Warrants to purchase Series s Preferred Stock	2,941,814	4,441,814
Stock options	9,405,655	8,267,003
Total potentially dilutive shares	24,473,465	14,141,603

Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the six-months ended June 30, 2023 and 2022, consist of the following:

	June 30,	June 30,
	2023	2022
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	3,249,104
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	3,541,767
Series m Preferred Stock (convertible to Class A Common Stock)	1,800,959	1,932,021
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,676,565	2,783,404
Warrants to purchase of Series m-3 (convertible to Class A Common Stock)	1,432,786	1,432,786
Warrants to purchase of Series s (convertible to Class A Common Stock)	2,941,814	4,441,814
Warrants to purchase Class A Common Stock	1,138,446	—
Stock options	9,405,655	8,267,003
Total potentially dilutive shares	24,473,465	25,807,899

As all potentially dilutive securities are anti-dilutive for the six-months ended June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Income (Loss)

Net income (loss) was equal to comprehensive income (loss) for the three and six-month periods ended June 30, 2023 and 2022.

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

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to available-for-sale debt securities and accounts receivable. The Company’s implementation of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB, and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed consolidated financial statements.

Out of Period Adjustments

During the quarter ended June 30, 2023, the Company became aware of an error in the calculation of deferred revenue and goodwill associated with the CASE Emergency Systems acquisition in October of 2022. The error resulted in an understatement of acquired deferred revenue and goodwill in the amount of $578. As such, the June 30, 2023 condensed consolidated balance sheet has been adjusted to increase goodwill and deferred revenue by $578. In addition, during the quarter ended June 30, 2023, the Company became aware of an error in the reporting of interest expense resulting in an additional charge of $62 in the three-months ended June 30, 2023. Based on an analysis of Staff Accounting Bulletin 108, “Quantifying Misstatements” and Staff Accounting Bulletin 99, “Materiality,” the Company has determined that these errors were immaterial to the previously issued audited consolidated financial statements for the year ended December 31, 2022 and the unaudited condensed consolidated financial statements for the quarter ended March 31, 2023.

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

	June 30,	December 31,
	2023	2022
Raw materials	$2,213	$2,032
Work in process	109	—
Finished goods	349	528
	$2,671	$2,560

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $2 and $14, depreciation expense of finished ASRs included in sales and marketing expense amounted to $1 and $13, and depreciation expense included in cost of revenue, net amounted to $409 and $295 for the three-months ended June 30, 2023 and 2022, respectively. Depreciation expense of finished ASRs included in research and development expense amounted to $4 and $34, depreciation expense of finished ASRs included in sales and marketing expense amounted to $13 and $27, and depreciation expense included in cost of revenue, net amounted to $770 and $602 for the six-months ended June 30, 2023 and 2022, respectively.

ASRs, net, consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$2,580	$2,732
ASRs in progress	1,392	773
Finished ASRs	11,421	10,198
	15,393	13,703
Accumulated depreciation on Finished ASRs	(8,640)	(7,853)

ASRs, net	$6,753	$5,850

The components of the Finished ASRs, net are as follows:

	June 30,	December 31,
	2023	2022
ASRs on lease or available for lease	$10,135	$9,002
Demonstration ASRs	607	622
Research and development ASRs	194	194
Docking stations	485	380
	11,421	10,198
Less: accumulated depreciation	(8,640)	(7,853)
Finished ASRs, net	$2,781	$2,345

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		June 30, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(140)	850
Customer relationships	8	950	(84)	866
Trademark	1	230	(163)	67
Total		$2,170	$(387)	1,783

		December 31, 2022
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(41)	$949
Customer relationships	8	950	(25)	925
Trademark	1	230	(48)	182
Total		$2,170	$(114)	$2,056

Intangible assets amortization expense totaling $136 for the three-months ended June 30, 2023 was recorded in sales and marketing expense and cost of revenue, net - service in the amounts of $87 and $49, respectively. Intangible assets amortization expense totaling $273 for the six-months ended June, 30, 2023 was recorded in sales and marketing expense and cost of revenue, net - service in the amounts of $174 and $99, respectively.

As of June 30, 2023, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2023	$226
2024	317
2025	317
2026	317
2027	275
Thereafter	331
Total	$1,783

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Sales tax	$563	$419
Customer and vendor deposits	332	50
Warranty liability	313	145
Lease liability – short term	85	92
Other	358	357
	$1,651	$1,063

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

Change in the warranty liability for the six-months ended consisted of the following:

	June 30,
	2023	2022
Balance January 1,	$145	$—
Provision for warranties issued during the quarter	240	—
Warranty services provided	(72)	—
	$313	$—

Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Bonuses earned during 2022	$903	$961
Payroll and payroll taxes	577	696
Legal, consulting, and financial services	328	542
Other	625	204
	$2,433	$2,403

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the condensed consolidated statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants or the completion of a sale of the Company. Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

ASR related revenue

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

Blue Light Towers, E-Phones and Call Boxes revenue

The Company also derives revenues from fees from Blue Light Tower, E-Phone and Call Box sales and related services, such as installation, maintenance, and upgrades. The maintenance revenue is recognized in the period the service is performed and the Company has determined that term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

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

The Company derives revenue from the lease subscription of its proprietary ASRs along with access to its KSOC browser-based software interface. MaaS subscription agreements typically have a twelve (12)-month term.

The Company also records deferred revenue from unfinished contracts for certain Call Box services.

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

June 30, 2023
Deferred revenue - short term	$2,444
Revenue recognized in the six-months ended related to amounts included in deferred revenue as of January 1, 2023	$1,055

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Customer Deposits

Customer deposits primarily relate to sales of Blue Light Towers, E-Phones and Call Boxes to certain customers dependent upon credit worthiness. The customer deposits are recorded as current liabilities and reclassed to a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three-Months Ended June 30,
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$20	$1,080	$1,100	$31	$1,011	$1,042
Blue Light Towers, E-Phones and Call Boxes	2,393	70	2,463	—	—	—
Total	$2,413	$1,150	$3,563	$31	$1,011	$1,042

	Six-Months Ended June 30,
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$40	$2,082	$2,122	$46	$1,939	$1,985
Blue Light Towers, E-Phones and Call Boxes	4,180	158	4,338	—	—	—
Total	$4,220	$2,240	$6,460	$46	$1,939	$1,985

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2023, and December 31, 2022, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash equivalents:
Money market funds	$852	$852	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$245	$—	$—	$245
Warrant liability – Series S Preferred Stock	$4,857	$—	$—	$4,857
Derivative liability – Class A Common Stock warrants	$240	$—	$—	$240

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash equivalents:
Money market funds	$3,025	$3,025	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,282	$—	$—	$1,282
Warrant liability – Series S Preferred Stock	$8,729	$—	$—	$8,729
Derivative liability – Class A Common Stock warrants	$1,146	$—	$—	$1,146
2022 Convertible Notes	$8,152	$—	$—	$8,152

During the three-month periods ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant liabilities during the six-month periods ended June 30, 2023 and 2022, which were measured at fair value on a recurring basis:

	June 30,	June 30,
	2023	2022
Beginning Balance	$11,157	$30,566
Warrants exercised	—	(370)
Warrants cancelled	(308)	—
Revaluation of Series m-3 and S Preferred Stock warrants	(4,601)	(15,647)
Revaluation of Common Stock warrants	(906)	—
Ending Balance	$5,342	$14,549

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the six-month periods ended June 30, 2023 and 2022, which were measured at fair value on a recurring basis:

	June 30,	June 30,
	2023	2022
Beginning Balance	$8,152	$—
Notes converted	(8,592)	—
Interest accretion	440	—
Ending Balance	$—	$—

NOTE 4:  Debt Obligations

The amortized carrying amount of the Company’s debt obligations consists of the following:

	June 30,	December 31,
	2023	2022
Convertible notes, net of fees and discount	$—	$8,152
Promissory notes	546	546
Total debt	546	8,698
Less: current portion of debt obligations	546	2,144
Non-current portion of debt obligations	$—	$6,554

During the six-months ended June 30, 2023, the Company issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. As of June 30, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. The 2022 Common Stock Warrants remain outstanding.

On June 30, 2023, Knightscope and CASE Emergency Systems (“CASE”) executed a Promissory Note Partial Payment and Extension Agreement, whereby the maturity date of the Seller’s Note (“Note”) issued on October 14, 2022 in the amount of $560,000 in connection with the acquisition of CASE was extended to October 6, 2023. The balance of the Note is payable in two installments with the first payment made July 10, 2023 and the final installment due on or before October 6, 2023.

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Company adopted the Knightscope, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company adopted the Knightscope, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the Knightscope, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for new grants under the 2016 Plan are available for new grants under the 2022 Plan, and shares subject to outstanding stock options under the prior plans as of the date of stockholder approval of the 2022 Plan, subsequently cease to be subject to such stock options (other than by reason of exercise of such stock options). The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the committee. Shares subject to awards that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the six-month period ended of June 30, 2023, is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2022	3,538,268	10,081,915	$3.11	7.61	$4,098
2022 Plan annual increase	1,917,456	—	—	—	—
Granted	(975,000)	975,000	0.44	—	—
Exercised	—	(451,020)	0.58	—	—
Forfeited	1,200,240	(1,200,240)	4.50	—	—
Available and outstanding as of June 30, 2023	5,680,964	9,405,655	$2.78	7.45	$166
Vested and exercisable as of June 30, 2023	—	5,252,184	$2.27	6.38	$42

The weighted average grant date fair value of options granted during the six-month period ended June 30, 2023, was $0.23 per share. There were 451,020 options exercised during the six-month period ended June 30, 2023, compared to 152,746 options exercised in the prior year period. The fair value of the options that vested during the six-months ended June 30, 2023 and 2022, was $1.4 million and $523, respectively.

As of June 30, 2023, the Company had unamortized stock-based compensation expense of $6.4 million that will be recognized over the weighted average remaining vesting term of options of 1.79 years.

The assumptions utilized for option grants during the three and six-months ended June 30, 2023 and 2022, are as follows:

	Three-months ended		Six-months ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.62%	—%	3.62%	0.96%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	54.73%	—%	54.71%	53.84%
Expected term (in years)	5.4	—	5.4	6.1

A summary of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows:

	Three-months ended		Six-months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue, net	$107	$82	$200	$162
Research and development	125	243	125	470
Sales and marketing	55	61	108	132
General and administrative	444	341	744	688
Total	$731	$727	$1,177	$1,452

NOTE 6: Capital Stock and Warrants

The following tables summarize convertible preferred stock issued and outstanding as of June 30, 2023:

	Shares	Proceeds Net	Aggregate
	Issued and	of Issuance	Liquidation
	Outstanding	Costs	Preference
Series A Preferred Stock	1,418,381	$614	$1,267
Series B Preferred Stock	3,498,859	7,098	7,138
Series m Preferred Stock	1,800,959	4,676	5,403
Series m-2 Preferred Stock	160,000	480	480
Series S Preferred Stock	2,676,565	21,668	21,412
Total Preferred Stock	9,554,764	$34,536	$35,700

A summary of the Company’s outstanding warrants as of June 30, 2023, is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2027
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2027
Class A Common Stock	1,138,446	$3.2500	October 13, 2027

On April 7, 2023, the Company entered into an Amendment and Cancellation Agreement with certain holders of warrants to purchase Series m-3 and Series S Preferred Stock. Under the terms of the agreement, the expiration date for warrants to purchase 1,432,786 shares of Series m-3 Preferred Stock and 2,941,814 shares of Series S Preferred Stock was extended to the earlier of December 31, 2027 or eighteen (18) months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, in exchange for the cancellation of warrants to purchase 1,500,000 shares of Series S Preferred Stock.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

June 30,
2023
Series A Preferred Stock	1,418,381
Series B Preferred Stock	3,498,859
Series m Preferred Stock	1,800,959
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,676,565
Stock options to purchase common stock	9,405,655
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,513,046
Stock options available for future issuance	5,680,964
Total shares of Class A Common Stock reserved	30,154,429

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allows the Company to sell and issue shares of Class A Common Stock from time-to-time of up to approximately $20.0 million, subject to, and in accordance with, SEC rules.

During the six-months ended June 30, 2023, the Company issued 21,970,117 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $12.9 million, net of brokerage and placement fees of approximately $0.5 million.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $145 and $101 and $244 and $192 in service fees for the three and six-month periods ended June 30, 2023 and 2022, respectively. The Company had payables of $52 and $117 owed to Konica Minolta as of June 30, 2023 and December 31, 2022, respectively.

The Company paid $45 and $105 and $0 and $0 in rent for the three and six-month periods ended June 30, 2023 and 2022, respectively, for a building owned by an employee.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of June 30, 2023 and December 31, 2022, the components of leases and lease costs are as follows:

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$1,680	$2,012

Operating lease liabilities, current portion	$748	$731
Operating lease liabilities, non-current portion	953	1,309
Total operating lease liabilities	$1,701	$2,040

Lease costs for the three and six-month periods ended June 30, 2023 are as follows:

	Three-months ended	Six-months ended
	June 30, 2023	June 30, 2023
Operating lease costs
Operating lease right-of-use assets	$240	$486

As of June 30, 2023, future minimum operating lease payments for each year until the end of the operating leases is as follows:

Years ending December 31,	Amount
2023 (remaining)	$470
2024	806
2025	608
2026	15
Total future minimum lease payments	1,899
Less - Interest	(198)
Present value of lease liabilities	$1,701

Weighted average remaining lease term is 2.2 years as of June 30, 2023, and the weighted average discount rate is 11%.

Legal Matters

The Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. The Company is not currently party to any legal proceedings or regulatory actions that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of June 30, 2023, and December 31, 2022.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with customers that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.6 million and $0.4 million as of June 30, 2023, and December 31, 2022, respectively, which has been included in other current liabilities on the accompanying condensed consolidated balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

On July 21, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) by maintaining a market value of listed securities of at least $50,000,000 for 10 consecutive business days. In addition, on July 25, 2023, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5450(a)(1) by maintaining a minimum bid price of $1.00 per share or above for ten consecutive business days. Both matters are now closed, and the Company is currently in full compliance with Nasdaq continued listing standards.

From July 1, 2023 to August 11, 2023, the Company sold 3,764,215 shares of Class A Common Stock, generating approximately $3.5 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the related notes thereto included elsewhere in of this Quarterly Report, and the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in the Annual Report.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Overview

Knightscope is an advanced public safety technology company that builds fully autonomous security robots and Blue Light emergency communications systems. Our technologies are Made in the USA and allow public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. Our mission is to make the United States of America the safest country in the world by helping to protect the people, places, and things where we live, work, study and visit.

To support this mission, we design, develop, manufacture, market, deploy and support Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Blue Light emergency communication devices, and our newly released Knightscope Emergency Management System (“KEMS”) platform.

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

Our stationary Blue Light Towers, E-Phones, and Call Boxes are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring system firmware that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. In 2023, the Company announced the release of the KEMS platform. The cloud-based application monitors the system wide state-of-health, alerts users concerning operational issues, provides technicians real-time error detection/diagnostics, and collects/reports system performance statistics. Modular upgrades are available for the Blue Light Towers, such as public announcement speaker systems. Knightscope also offers an extended warranty on this series of stationary security towers.

Our current strategy for all products and services is to focus solely on United States sales and deployments for the foreseeable future before considering global expansion.

Nasdaq Listing Rules Compliance

As previously disclosed, on March 29, 2023, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the minimum market value of listed securities of $50,000,000 required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). In addition, on May 11, 2023, we received further notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our Class A Common Stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).

On July 21, 2023, Nasdaq notified us that we had regained compliance with the MVLS Requirement by maintaining a market value of listed securities of at least $50,000,000 for 10 consecutive business days. In addition, on July 25, 2023, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Requirement by maintaining a minimum bid price of $1.00 per share or above for ten consecutive business days. Both matters are now closed, and we are currently in full compliance with Nasdaq continued listing standards.

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

Sales trends for the six-months ended June 30, 2023, showed demand across all of Knightscope’s product and service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise and government municipality sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several months and years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for brand-new technology as well as mature, trusted technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

Delays due to supply chain issues and the COVID-19 pandemic that negatively impacted the Company’s performance during the first half of 2022 had largely subsided by the first half of 2023, although supply chain constraints can still be unpredictable and problematic. The acquisition of CASE Emergency Systems (“CASE”) also contributed to a significant increase in the Company’s business and results of operations for the period covered by this Quarterly Report.

Due to numerous geopolitical events and new safety requirements as well as various high-profile incidents of violence across the United States, we believe that the market for our technologies will continue to grow. We also expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

As our business scales and becomes more streamlined, management expects the Company’s historical gross loss to decrease, once a critical mass has been achieved. We are focusing our resources on growing the business to be able to generate both a gross profit and overall net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and expect that as the Company matures, we expect to obtain economies of scale and efficiency that would continue to increase revenue and reduce costs over the medium to long-term. We are also focused on controlling general overhead costs, such as expenditures for real estate leases and optimizing team composition and size. We believe that with the building of new internal tools, the Company will be able to streamline procedures and manage deployments more efficiently through the deployment of automation, alleviating the need for a dramatic increase in headcount. Additionally, new telecommunication service and cloud cost reduction initiatives are underway to further reduce our ongoing support, repair and maintenance costs. Additionally, we are transitioning our ASR, Blue Light Tower, E-Phone, and Call Box production processes from a work cell environment to a more traditional assembly line process, for improved quality, efficiency and throughput. Our overall strategy is to try to keep fixed costs as low as possible and minimize variable costs while achieving our overall growth objectives.

On October 14, 2022, the Company closed its acquisition of substantially all of the assets of CASE (the “CASE Acquisition”) as a step in executing upon a growth strategy that includes pursuing opportunities to improve the overall financial performance of the Company and long-term mission. The Company intends to continue to opportunistically seek acquisition targets with strong top line revenue and synergistic technologies.

Results of Operations

Comparison of the Three-Months Ended June 30, 2023 and 2022

The following table sets forth selected Condensed Consolidated Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three-Months ended June 30,
	2023		2022
Revenue, net
Service	$1,825	51%	$1,042	100%
Product	1,738	49%	—	—%
Total revenue, net	3,563	100%	1,042	100%
Cost of revenue, net
Service	2,642	74%	1,732	166%
Product	912	26%	—	—%
Total cost of revenues	3,554	100%	1,732	166%
Gross profit (loss)	9	(0)%	(690)	(66)%
Operating Expenses:
Research and development	1,482	42%	2,075	199%
Sales and marketing	1,193	33%	1,509	145%
General and administrative	3,274	92%	2,960	284%
Restructuring charges	5	—%	—	—%
Total operating expenses	5,954	167%	6,544	628%
Loss from operations	(5,945)	(167)%	(7,234)	(694)%
Change in fair value of warrant and derivative liability	1,193	33%	8,125	780%
Change in fair value of convertible note	(43)	(1)%	—	—%
Interest income (expense), net	48	1%	1	—%
Other income (expense), net	(51)	(1)%	(24)	(2)%
Total other expense, net	1,147	32%	8,102	778%
Income (loss) before income tax expense	(4,798)	(135)%	868	83%
Income tax expense	—	—%	—	—%
Net income (loss)	$(4,798)	(135)%	$868	83%

Revenue, net

Service revenue, net for the three-months ended June 30, 2023, increased approximately $0.8 million versus the same period in 2022. The increase is primarily attributed to maintenance and service revenue of approximately $0.7 million associated with installed Blue Light Towers, E-Phones and Call Box products as well as an increase in revenue for deployed ASRs of approximately $0.1 million. Product revenue of approximately $1.7 million is attributable to sales of Blue Light Towers, E-Phones and Call Box products. As of July 30, 2023, the Company had a total backlog of approximately $4.9 million, comprised of $2.1 million related to ASR orders and $2.8 million related to orders for Blue Light emergency communication devices and Call Boxes. The Company’s continued focus on addressing supply chain constraints and implementing operational efficiencies has contributed to a reduction in the backlog, which directly contributes to increased revenue, net.

Cost of revenue, net

Cost of revenue, net - service for the three-months ended June 30, 2023, increased by approximately $0.9 million to $2.6 million, compared the same period in 2022, primarily due to an increase in personnel costs related to increased headcount resulting from the CASE Acquisition in October 2022 of approximately $0.3 million, service vehicle related costs, warranty expenses, depreciation and amortization expense related to the CASE Acquisition of approximately $0.5 million as well as increased cellular fees of approximately $0.1 million attributed to the ongoing operation of deployed ASRs and Blue Light communication devices and Call Boxes. The cost of revenue, net - service is primarily related to the average service cost per unit, depreciation of the ASRs, and stock-based compensation. Additional costs relate to the ongoing maintenance and support of our install base of Blue Light communication devices and Call Boxes, which consists primarily of service personnel, vehicle expense, and warranty repair costs. Cost of revenue, net - product was approximately $0.9 million and is attributable to sales of Blue Light emergency communications devices and Call Boxes.

Gross Profit (Loss)

Revenue, net and cost of revenue, net described above resulted in a gross loss attributed to services offset by a gross profit attributed to product sales for the three-months ended June 30, 2023, resulting in a gross profit of approximately $0.01 million, net, compared to a gross loss of approximately $0.7 million, net, for the same period in 2022.

Research and Development

	Three-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Research and development	$1,482	$2,075	$(593)	(29)%
Percentage of total revenue	42%	199%

Research and development expenses decreased by approximately $0.6 million, or 29%, for the three-months ended June 30, 2023, as compared to the same period in 2022. The decrease is primarily due to decreased personnel related costs from the reduction in workforce announced in January 2023 and decreased use of third party consultants partially offset by an increase in network hosting fees, including increases from product lines acquired in the CASE Acquisition.

Sales and Marketing

	Three-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$1,193	$1,509	$(316)	(21)%
Percentage of total revenue	33%	145%

Sales and marketing expenses decreased by approximately $0.3 million, or 21%, for the three-months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to decreased advertising costs partially offset by amortization expenses related to the CASE Acquisition.

General and Administrative

	Three-Months Ended
	June 30,
	2023	2022	$ Change	% Change
General and administrative	$3,274	$2,960	$314	11%
Percentage of total revenue	92%	284%

General and administrative expenses increased by approximately $0.3 million, or approximately 11%, for the three-months ended June 30, 2023, as compared the same period in 2022. The increase was primarily driven by increased corporate, legal, financial services, accounting and investor relations expenses, partially offset by savings on insurance premiums and a reduction in bad debt expense.

Restructuring Charges

	Three-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Restructuring Charges	$5	$—	$5	100%
Percentage of total revenue	—%	—%

We incurred restructuring charges for the three-month period ended June 30, 2023, of $5 thousand as a result of a work force reduction in the second quarter of 2023.

Other Income/(Expense), Net

	Three-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$1,193	$8,125	$(6,932)	(85)%
Change in fair value of convertible notes	(43)	—	(43)	(100)%
Interest income (expense), net	48	1	47	4,700%
Other income (expense), net	(51)	(24)	(27)	(113)%
Total other income (expense)	$1,147	$8,102	$(6,955)	(86)%

Total other income (expense) decreased by approximately $7.0 million, or 86%, for the three-months ended June 30, 2023, as compared to the same period in 2022, resulting in other income of approximately $1.1 million for the three-months ended June 30, 2023, compared to approximately $8.1 million for the same period in 2022. The decrease was primarily due to a decrease in the change in fair value of warrant liability of approximately $6.9 million for the three-months ended June 30, 2023.

Comparison of the Six-Months Ended June 30, 2023 and 2022

The following table sets forth selected Condensed Consolidated Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Six-Months ended June 30,
	2023		2022
Revenue, net
Service	$3,573	55%	$1,985	100%
Product	2,887	45%	—	—%
Total revenue, net	6,460	100%	1,985	100%
Cost of revenue, net
Service	4,884	76%	3,225	162%
Product	1,780	28%	—	—%
Total cost of revenues	6,664	103%	3,225	162%
Gross profit (loss)	(204)	(3)%	(1,240)	(62)%
Operating Expenses:
Research and development	2,879	45%	3,913	197%
Sales and marketing	2,321	36%	4,998	252%
General and administrative	6,913	107%	5,286	266%
Restructuring charges	149	2%	—	—
Total operating expenses	12,262	190%	14,197	715%
Loss from operations	(12,466)	(193)%	(15,437)	(778)%
Change in fair value of warrant and derivative liability	5,815	90%	15,647	788%
Interest expense, net	(454)	(7)%	(8,910)	(449)%
Other income (expense), net	(137)	(2)%	(29)	(1)%
Total other income (expense), net	5,224	81%	6,708	338%
Loss before income tax expense	(7,242)	(112)%	(8,729)	(440)%
Income tax expense	—	—%	—	—%
Net loss	$(7,242)	(112)%	$(8,729)	(440)%

Revenue, net

Service revenue, net for the six-months ended June 30, 2023, increased approximately $1.6 million versus revenue, net for the same period in 2022. The increase is primarily attributed to maintenance and service revenue of approximately $1.5 million associated with installed Blue Light Towers, E-Phones and Call Boxes products as well as an increase in revenue for deployed ASRs of approximately $0.1 million. Product revenue of approximately $2.9 million is attributable to sales of Blue Light Towers, E-Phones and Call Box products.

Cost of revenue, net

Cost of revenue, net - service for the six-months ended June 30, 2023, increased by approximately $1.7 million to $4.9 million, compared to the same period in 2022, primarily due to an increase in personnel costs related to increased headcount resulting from the CASE Acquisition in October 2022 of approximately $0.7 million, as well as increased cellular fees of approximately $0.2 million attributed to the ongoing operation of deployed ASRs, Blue Light Towers, E-Phones, $0.5 million related to service vehicles, depreciation, warranty expenses and amortization expense related to the CASE acquisition, and Call Boxes, increased third party service costs of approximately $0.1 million. The cost of revenue, net - service is primarily related to the average service cost per unit, depreciation of the ASRs, and stock-based compensation. Cost of revenue, net - product was approximately $1.8 million and is attributable to sales of Blue Light emergency communications devices.

Gross Profit (Loss)

Revenue, net and cost of revenue, net described above resulted in a gross loss attributed to services offset by a gross profit attributed to product sales for the six-months ended June 30, 2023, resulting in a gross loss of approximately $0.2 million, net, compared to a gross loss of approximately $1.2 million, net, for the same period in 2022.

Research and Development

	Six-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Research and development	$2,879	$3,913	$(1,034)	(26)%
Percentage of total revenue	45%	197%

Research and development expenses decreased by approximately $1.0 million, or 26%, for the six-months ended June 30, 2023, as compared to the same period in 2022. The decrease is primarily due to decreased personnel related costs and a reduction in consulting fees partially offset by an increase in network hosting fees related to the CASE Acquisition.

Sales and Marketing

	Six-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$2,321	$4,998	$(2,677)	(54)%
Percentage of total revenue	36%	252%

Sales and marketing expenses decreased by approximately $2.7 million, or 54%, for the six-months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to decreased advertising costs partially offset by personnel related costs and amortization expense related to the CASE Acquisition.

General and Administrative

	Six-Months Ended
	June 30,
	2023	2022	$ Change	% Change
General and administrative	$6,913	$5,286	$1,627	31%
Percentage of total revenue	107%	266%

General and administrative expenses increased by approximately $1.6 million, or approximately 31%, for the six-months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily driven by increased corporate, legal, financial services, accounting and investor relations expenses, partially offset by savings in rent expense relating to the renegotiation of the Mountain View, California lease at the end of 2022, reduced insurance premiums, and lower bad debt expense.

Restructuring Charges

	Six-Months Ended
	June 30,
	2023	2022	$ Change	% Change
Restructuring Charges	$149	$—	$149	100%
Percentage of total revenue	2%	—%

We incurred restructuring charges for the six-month period ended June 30, 2023, of $149 thousand as a result of a work force reduction in the first half of 2023.

Other Income/(Expense), Net

	Six-Months Ended
	June 30
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$5,815	$15,647	$(9,832)	(63)%
Interest expense, net	(454)	(8,910)	8,456	95%
Other income (expense), net	(137)	(29)	(108)	(372)%
Total other income (expense)	$5,224	$6,708	$(1,484)	(22)%

Total other income (expense) decreased by approximately $1.5 million, or 22%, for the six-months ended June 30, 2023, as compared to the same period in 2022, resulting in other income of approximately $5.2 million for the six-months ended June 30, 2023, compared to other income of approximately $6.7 million for the same period in 2022. Interest expense decreased by $8.5 million as the Company wrote off the debt discount related to the conversion of convertible notes in the same period in 2022. The decrease in the fair value of warrant liabilities for the six-month period ended June 30, 2023, was $9.8 million less than in the same period in 2022. Other income (expense) increased approximately $0.1 million related to referral fees paid to Dimension Funding LLC (“Dimension”) as described below.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, we had $5.8 million and $4.8 million, respectively, of cash and cash equivalents. As of June 30, 2023, the Company also had an accumulated deficit of approximately $146.6 million and stockholders’ deficit of $25.3 million.

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

In February 2023, the Company filed a Registration Statement, on Form S-3, for the issuance of up to $100 million of Class A Common Stock, and the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, acting as sales agent. This at-the-market offering program provides the Company with additional access to capital, as needed, subject to market conditions. With the net proceeds from the at-the-market offering program and continued collection of trade receivables, as of July 31, 2023, the Company’s cash balance was approximately $6.4 million. The Company has projected operating losses and negative cash flows of approximately $1.0 million per month, on average, for the next several months. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely. We intend to monitor the stability of the financial institutions in which we keep our liquid funds to mitigate against the exposure to loss of funds and delays in accessing our cash. Occasionally, such reviews and other events result in the movement of funds to more stable institutions, such as the movement of our cash deposits out of Silicon Valley Bank to Comerica Bank earlier in 2023, and we plan to diversify our deposit accounts with the addition of nationally recognized banks.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Six-Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(11,215)	$(13,638)
Net cash used in investing activities	(2,147)	(1,727)
Net cash provided by financing activities	14,494	20,155
Net increase/(decrease) in cash and cash equivalents	$1,132	$4,790

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

Net cash used in operating activities was approximately $11.2 million for the six-months ended June 30, 2023. Net cash used in operating activities resulted from a net loss of $7.2 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the six-months ended June 30, 2023, decreased by approximately $2.4 million as compared to the same period in 2022. The decrease was primarily a result of a decrease in the net loss of approximately $1.5 million, a decrease in the change in fair value of warrant liabilities of $9.8 million, an increase in accrued interest of approximately $0.4 million, an increase in depreciation and amortization of approximately $0.5 million, and common stock issued in exchange for services of approximately $0.3 million partially offset by a decrease in debt discount amortization of $8.9 million, changes in operating assets and liabilities of approximately $0.9 million and a decrease in stock compensation expense of approximately $0.3 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the six-months ended June 30, 2023 and 2022, was approximately $2.1 million compared to approximately $1.7 million in the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $14.5 million for the six-months ended June 30, 2023, a decrease of approximately $5.7 million as compared to the same period in 2022. Our financing activities for the six-months ended June 30, 2023, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program. In the same period in 2022 financing activities consisted primarily of net proceeds resulting from the Company’s 2021 Regulation A Offering that terminated on January 2022, immediately prior to the listing of our Class A Common Stock on Nasdaq in January 2022.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program, which allows us to sell and issue shares of our Class A Common Stock from time-to-time of up to approximately $20.0 million.

During the six-months ended June 30, 2023, we issued 21,970,117 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $12.9 million, net of brokerage and placement fees of approximately $0.5 million. As of June 30, 2023, we had remaining capacity to issue up to approximately $6.6 million of Class A Common Stock under the at-the-market offering program.

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

The 2022 Convertible Notes were senior secured obligations of the Company. The 2022 Convertible Notes were issued with an original issue discount of approximately 17.65%, bear no interest until an event of default has occurred, upon which interest will accrue at 12.5% per annum, and mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). On December 30, 2022, we and the Buyer entered into an Agreement and Waiver (the “Waiver”), pursuant to which we mutually agreed to reduce the minimum cash covenant to $1.5 million and to lower the conversion price in part, such that the conversion price in effect on any given time of determination will equal the Alternate Conversion Price (as defined in 2022 Convertible Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable).

During the six-months ended June 30, 2023, we issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. As of June 30, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. The 2022 Common Stock Warrants remain outstanding.

Common Stock Purchase Agreement with B. Riley Principal Capital

On April 4, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase agreement”) and a Registration Rights Agreement with B. Riley Principal Capital “B. Riley”. Pursuant to the Purchase Agreement, the Company had the right to sell to B. Riley, up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s Class A Common Stock and (ii) the Exchange Cap (as defined in the Purchase Agreement) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. On June 28, 2023, we gave notice to B. Riley to terminate the Purchase Agreement and the potential transactions contemplated thereby, with the termination effective five trading days following the notice. The Company did not incur any penalties in connection with the termination.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six-months ended June 30, 2023, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	President and Chief Financial Officer
(Principal Financial Officer)