Form 10-Q
period 2023-09-30
Knightscope, Inc.
filed 2023-11-13
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, there were 75,377,489 shares of the registrant’s Class A Common Stock outstanding.

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward- looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, disruptions and delays with certain vendors in our supply chain as well as increased operating costs resulting from a rise in the inflation rate, may adversely impact component manufacturers’ ability to meet our client demand timely. Additionally, the prioritization of shipments of certain products, as a result of component availability and client readiness, could cause delays in our ability to deploy our ASRs. Such disruptions could result in a delay in our ability to recognize revenue on sales. The physical security industry in general and our financial position and operating results, in particular, are changing rapidly, and cannot be predicted.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,611	$4,810
Restricted cash	100	—
Accounts receivable (net of allowance for credit losses of $14 as of September 30, 2023 and $229 as of December 31, 2022)	2,094	1,370
Inventory	3,159	2,560
Prepaid expenses and other current assets	1,218	1,349
Total current assets	11,182	10,089

Autonomous Security Robots, net	7,776	5,850
Property, equipment and software, net	920	614
Operating lease right-of-use-assets	1,504	2,012
Goodwill	1,922	1,344
Intangible assets, net	1,646	2,056
Other assets	95	117
Total assets	$25,045	$22,082

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,718	$2,457
Accrued expenses	1,559	2,403
Deferred revenue	1,884	1,711
Debt obligations	273	2,144
Operating lease liabilities, current	701	731
Other current liabilities	1,561	1,063
Total current liabilities	7,696	10,509
Debt obligations	—	6,554
Preferred stock warrant liability	6,752	10,011
Derivative liability	390	1,146
Other noncurrent liabilities	284	356
Operating lease liabilities, noncurrent	783	1,309
Total liabilities	15,905	29,885

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of September 30, 2023, and December 31, 2022, 9,519,934 and 11,351,841 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively; aggregate liquidation preference of $35,473 and $37,733 as of September 30, 2023, and December 31, 2022, respectively	34,311	35,783

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of September 30, 2023, and December 31, 2022, 73,372,816 and 28,029,238 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	73	28
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of September 30, 2023, and December 31, 2022, 9,357,822 and 10,319,884 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	9	10
Additional paid-in capital	129,671	95,716
Accumulated deficit	(154,924)	(139,340)
Total stockholders’ deficit	(25,171)	(43,586)
Total liabilities, preferred stock and stockholders’ deficit	$25,045	$22,082
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended September 30,		Nine-months ended September 30,
	2023	2022	2023	2022
Revenue, net
Service	$1,915	$1,296	$5,488	$3,281
Product	1,409	—	4,296	—
Total revenues	3,324	1,296	9,784	3,281
Cost of revenue, net
Service	2,581	2,195	7,465	5,420
Product	693	—	2,473	—
Total cost of revenues, net	3,274	2,195	9,938	5,420
Gross profit (loss)	50	(899)	(154)	(2,139)

Operating expenses:
Research and development	1,903	2,070	4,782	5,983
Sales and marketing	1,395	1,907	3,716	6,905
General and administrative	3,235	2,899	10,148	8,185
Restructuring charges	—	—	149	—
Total operating expenses	6,533	6,876	18,795	21,073

Loss from operations	(6,483)	(7,775)	(18,949)	(23,212)

Other income (expense):
Change in fair value of warrant liabilities	(1,800)	2,543	4,015	18,190
Interest income (expense), net	(8)	—	(462)	(8,910)
Other income (expense), net	(51)	(6)	(188)	(35)
Total other income (expense)	(1,859)	2,537	3,365	9,245

Loss before income tax expense	(8,342)	(5,238)	(15,584)	(13,967)
Income tax expense	—	—	—	—
Net loss	$(8,342)	$(5,238)	$(15,584)	$(13,967)
Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.26)	$(0.40)
Weighted average shares used to compute basic and diluted net loss per share	77,749,478	36,941,848	59,409,199	34,803,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
June 30, 2022	1,932,021	$5,017	—	$—	160,000	$480	—	$—	2,783,404	$22,532	3,249,104	$1,406	3,541,767	$7,185	26,085,487	$26	10,362,170	$10	$89,314	$(122,426)	$(33,076)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,119	—	1,119

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	221,686	—	—	—	330	—	330

Shares issued for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	236,567	—	—	—	653	—	653

Share conversion to common stock	(52,075)	(135)	—	—	—	—	—	—	(42,063)	(341)	(139,944)	(61)	(6,146)	(11)	285,874	—	(42,286)	—	548	—	548

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323,298	1	—	—	973	—	974

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	—	(16)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,238)	(5,238)

Balance as of September 30, 2022	1,879,946	$4,882	—	$—	160,000	$480	—	$—	2,741,341	$22,191	3,109,160	$1,345	3,535,621	$7,174	27,152,912	$27	10,319,884	$10	$92,921	$(127,664)	$(34,706)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2021	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	$30,745	$(113,697)	$(82,933)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,571	—	2,571

Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	156,483	—	—	—	370	—	370

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,513,385	7	—	—	16,004	—	16,011

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	349,432	—	25,000	—	532	—	532

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,236,619	2	—	—	19,623	—	19,625

Share conversion to common stock	(2,694,971)	(6,999)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)	(963,898)	(7,804)	(3,046,404)	(1,318)	(190,471)	(385)	11,205,577	11	(2,836,313)	(3)	21,138	—	21,146

Shares issued for consulting service	—	—	—	—	—	—	—	—	—	—	—	—	—	—	236,567	—	—	—	653	—	653

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	517,920	1	—	—	1,351	—	1,352

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(66)	—	(66)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,967)	(13,967)

Balance as of September 30, 2022	1,879,946	$4,882	—	$—	160,000	$480	—	$—	2,741,341	$22,191	3,109,160	$1,345	3,535,621	$7,174	27,152,912	$27	10,319,884	$10	$92,921	$(127,664)	$(34,706)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of June 30, 2023	1,800,959	$4,676	—	$—	160,000	$480	—	$—	2,676,565	$21,668	1,418,381	$614	3,498,859	$7,098	63,519,101	$64	10,357,822	$10	$121,190	$(146,582)	$(25,318)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	843	—	843

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,799,634	8	—	—	7,416	—	7,424

Share conversion to common stock	(10,306)	(26)	—	—	—	—	—	—	(24,524)	(199)	—	—	—	—	1,054,081	1	(1,000,000)	(1)	225	—	225

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,342)	(8,342)

Balance as of September 30, 2023	1,790,653	$4,650	—	$—	160,000	$480	—	$—	2,652,041	$21,469	1,418,381	$614	3,498,859	$7,098	73,372,816	$73	9,357,822	$9	$129,671	$(154,924)	$(25,171)

	Series m		Series m‑1		Series m‑2		Series m‑3		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	1,855,328	$4,818	—	$—	160,000	$480	—	$—	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,020	—	2,020

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,432,428	11	—	—	8,581	—	8,592

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	213,020	—	238,000	—	263	—	263

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	31,620,860	31	—	—	21,629	—	21,660

Share conversion to common stock	(64,675)	(168)	—	—	—	—	—	—	(62,691)	(508)	(1,667,779)	(721)	(36,762)	(75)	3,077,270	3	(1,200,062)	(1)	1,470	—	1,472

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,584)	(15,584)

Balance as of September 30, 2023	1,790,653	$4,650	—	$—	160,000	$480	—	$—	2,652,041	$21,469	1,418,381	$614	3,498,859	$7,098	73,372,816	$73	9,357,822	$9	$129,671	$(154,924)	$(25,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(15,584)	$(13,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,761	1,157
Stock compensation expense	2,020	2,571
Change in fair value of warrant liabilities	(4,015)	(18,190)
Accrued interest	440	24
Common stock issued in exchange for consulting services	385	67
Amortization of debt discount	—	8,878
Changes in operating assets and liabilities:
Accounts receivable, net	(724)	877
Prepaid expenses and other current assets	(254)	(72)
Inventory	(599)	—
Other assets	22	—
Accounts payable	(739)	188
Accrued expenses	(844)	(35)
Deferred revenue	(405)	470
Other current and noncurrent liabilities	378	(359)
Net cash used in operating activities	(18,158)	(18,391)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(3,129)	(2,756)
Purchase of property and equipment	(454)	(76)
Net cash used in investing activities	(3,583)	(2,832)

Cash Flows From Financing Activities
Proceeds from stock options exercised	263	532
Offering proceeds, net of issuance costs	—	19,625
Repayment of sellers note	(273)	—
Proceeds from equity sale, net of issuance costs	21,660	1,352
Share conversion costs	(8)	(66)
Net cash provided by financing activities	21,642	21,443
Net change in cash and cash equivalents and restricted cash	(99)	220
Cash, cash equivalents and restricted cash at beginning of the period	4,810	10,849
Cash, cash equivalents and restricted cash at end of the period	$4,711	$11,069
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to Class A Common Stock	$1,472	$21,146
Conversion of debt obligations to Class A Common Stock	$8,592	$16,011
Goodwill adjustment	$578	$—
Cashless exercise of warrants	$—	$370
Common stock issued for consulting services	$—	$586

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

Knightscope, Inc. (the “Company”) is an advanced public safety technology company that builds fully autonomous security robots and Blue Light emergency communications systems. The Company’s mission is to make the United States of America the safest country in the world by helping to protect the people, places, and assets where we live, work, study, and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Blue Light emergency communication devices, and its newly released Knightscope Emergency Management System (“KEMS”) platform.

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of significant research and development activities related to the development, maintenance, and continued improvement of the Company’s ASRs and KSOC (hardware and software).

Cash and cash equivalents on hand were $4.6 million as of September 30, 2023, compared to $4.8 million as of December 31, 2022. The Company has historically incurred losses and negative cashflows from operations. As of September 30, 2023, the Company also had an accumulated deficit of approximately $154.9 million and stockholders’ deficit of $25.2 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Basic and Diluted Net Loss Per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. Holders of Series m-4 Preferred Stock were entitled to receive cumulative dividends payable semi-annually in arrears at the rate per share of Series m-4 Preferred Stock equal to the dividend rate for the Series m-4 Preferred Stock, in each case subject to compliance with applicable law. Dividends to holders of Series m-4 Preferred Stock are paid in kind as a dividend of additional shares of Series m-4 Preferred Stock for each dividend period on the applicable dividend payment date using a price per share equal to the original issue price, provided that the Company shall not issue any fractional shares of Series m-4 Preferred Stock. The holders of the Company’s preferred stock, other than m-4 preferred stock, are also entitled to noncumulative dividends prior and in preference, to the Company’s common stock and do not have a contractual obligation to share in the losses of the Company. All shares of Series m-4 Preferred Stock have converted to Class A Common Stock, leaving no outstanding balance of the Series m-4 Preferred Stock as of September 30, 2023. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

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

	September 30,	September 30,
	2023	2022
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	3,109,160
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	3,535,621
Series m Preferred Stock (convertible to Class A Common Stock)	1,790,653	1,879,946
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,652,041	2,741,341
Warrants to purchase Class A Common Stock	1,138,446	—
Warrants to purchase Series m-3 Preferred Stock	1,432,786	1,432,786
Warrants to purchase Series s Preferred Stock	2,941,814	4,441,814
Stock options	10,514,700	9,624,595
Total potentially dilutive shares	25,547,680	26,925,263

As all potentially dilutive securities are anti-dilutive for the nine months ended September 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each period.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions.  Net loss was equal to comprehensive loss for the three and nine-month periods ended September 30, 2023 and 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs and property, equipment and software, certain estimates required within revenue recognition, estimating fair values of Company’s common stock, share-based awards and warrant liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

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

Out of Period Adjustments

During the quarter ended June 30, 2023, the Company became aware of an error in the calculation of deferred revenue and goodwill associated with the CASE Emergency Systems acquisition in October of 2022. The error resulted in an understatement of acquired deferred revenue and goodwill in the amount of $578. As such, the June 30, 2023 condensed consolidated balance sheet has been adjusted to increase goodwill and deferred revenue by $578. Based on an analysis of Staff Accounting Bulletin 108, “Quantifying Misstatements” and Staff Accounting Bulletin 99, “Materiality,” the Company has determined that these errors were immaterial to the previously issued audited consolidated financial statements for the year ended December 31, 2022 and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2023 and June 30, 2023.

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

	September 30,	December 31,
	2023	2022
Raw materials	$2,364	$2,032
Work in process	91	—
Finished goods	704	528
	$3,159	$2,560

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $2 and $18, depreciation expense of finished ASRs included in sales and marketing expense amounted to $2 and $10, and depreciation expense included in cost of revenue, net amounted to $412 and $398 for the three-months ended September 30, 2023 and 2022, respectively. Depreciation expense of finished ASRs included in research and development expense amounted to $6 and $52, depreciation expense of finished ASRs included in sales and marketing expense amounted to $15 and $37, and depreciation expense included in cost of revenue, net amounted to $1,182 and $1,000 for the nine months ended September 30, 2023 and 2022, respectively.

ASRs, net, consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$3,158	$2,732
ASRs in progress	1,760	773
Finished ASRs	11,797	10,198
	16,715	13,703
Accumulated depreciation on Finished ASRs	(8,939)	(7,853)

ASRs, net	$7,776	$5,850

The components of the Finished ASRs, net are as follows:

	September 30,	December 31,
	2023	2022
ASRs on lease or available for lease	$10,469	$9,002
Demonstration ASRs	607	622
Research and development ASRs	194	194
Docking stations	527	380
	11,797	10,198
Less: accumulated depreciation	(8,939)	(7,853)
Finished ASRs, net	$2,858	$2,345

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		September 30, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(190)	$800
Customer relationships	8	950	(114)	836
Trademark	1	230	(220)	10
Total		$2,170	$(524)	$1,646

		December 31, 2022
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(41)	$949
Customer relationships	8	950	(25)	925
Trademark	1	230	(48)	182
Total		$2,170	$(114)	$2,056

Intangible assets amortization expense totaling $137 for the three-months ended September 30, 2023 was recorded in sales and marketing expense and cost of revenue, net - service in the amounts of $87 and $50, respectively. Intangible assets amortization expense totaling $410 for the nine months ended September, 30, 2023 was recorded in sales and marketing expense and cost of revenue, net - service in the amounts of $261 and $149, respectively.

As of September 30, 2023, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2023 (remaining)	$89
2024	317
2025	317
2026	317
2027	275
Thereafter	331
Total	$1,646

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Sales tax	$416	$419
Customer and vendor deposits	326	50
Warranty liability	375	145
Lease liability – short term	87	92
Other	357	357
	$1,561	$1,063

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

Change in the warranty liability for the nine-months ended consisted of the following:

	September 30,
	2023	2022
Balance January 1,	$145	$—
Provision for warranties issued during nine months	339	—
Warranty services provided	(109)	—
	$375	$—

Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued bonuses	$593	$961
Payroll and payroll taxes	318	696
Legal, consulting, and financial services	194	542
Other	454	204
	$1,559	$2,403

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the condensed consolidated statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants or the completion of a sale of the Company. Upon an initial public offering, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

September 30, 2023
Deferred revenue - short term	$1,884
Revenue recognized in the nine-months ended related to amounts included in deferred revenue as of January 1, 2023	$1,339

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based on subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three-Months Ended September 30,
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$89	$1,075	$1,164	$23	$1,273	$1,296
Blue Light Towers, E-Phones and Call Boxes	2,119	41	2,160	—	—	—
Total	$2,208	$1,116	$3,324	$23	$1,273	$1,296

	Nine-Months Ended September 30,
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$129	$3,157	$3,286	$69	$3,212	$3,281
Blue Light Towers, E-Phones and Call Boxes	6,299	199	6,498	—	—	—
Total	$6,428	$3,356	$9,784	$69	$3,212	$3,281

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2023, and December 31, 2022, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets
Cash equivalents:
Money market funds	$1,101	$1,101	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$412	$—	$—	$412
Warrant liability – Series S Preferred Stock	$6,340	$—	$—	$6,340
Derivative liability – Class A Common Stock warrants	$390	$—	$—	$390

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash equivalents:
Money market funds	$3,025	$3,025	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,282	$—	$—	$1,282
Warrant liability – Series S Preferred Stock	$8,729	$—	$—	$8,729
Derivative liability – Class A Common Stock warrants	$1,146	$—	$—	$1,146
2022 Convertible Notes	$8,152	$—	$—	$8,152

During the three-month periods ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant liabilities during the nine-month periods ended September 30, 2023 and 2022, which were measured at fair value on a recurring basis:

	September 30,	September 30,
	2023	2022
Beginning Balance	$11,157	$30,566
Warrants exercised	—	(370)
Warrants cancelled	(308)	—
Revaluation of Series m-3 and S Preferred Stock warrants	(2,951)	(18,190)
Revaluation of Common Stock warrants (derivative liability)	(756)	—
Ending Balance	$7,142	$12,006

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the nine-month periods ended September 30, 2023 and 2022, which were measured at fair value on a recurring basis:

	September 30,	September 30,
	2023	2022
Beginning Balance	$8,152	$—
Notes converted	(8,592)	—
Interest accretion	440	—
Ending Balance	$—	$—

NOTE 4:  Debt Obligations

The amortized carrying amount of the Company’s debt obligations consists of the following:

	September 30,	December 31,
	2023	2022
Convertible notes, net of fees and discount	$—	$8,152
Promissory notes	273	546
Total debt	273	8,698
Less: current portion of debt obligations	273	2,144
Non-current portion of debt obligations	$—	$6,554

During the nine months ended September 30, 2023, the Company issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. As of September 30, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. The 2022 Common Stock Warrants remain outstanding.

On June 30, 2023, Knightscope and CASE Emergency Systems (“CASE”) executed a Promissory Note Partial Payment and Extension Agreement, whereby the maturity date of the Seller’s Note (“Note”) issued on October 14, 2022 in the amount of $560,000 in connection with the acquisition of CASE was extended to October 6, 2023. The balance of the Note is payable in two installments with the first payment made July 10, 2023 and the final installment due on or before October 6, 2023. On October 5, 2023, the Seller’s Note was paid in full.

The Company filed an Offering Circular for up to $10.0 million in Public Safety Infrastructure Bonds dated September 29, 2023, pursuant to Regulation A of the Securities Act of 1933, as amended (the “Offering Circular”). The Offering Circular was filed and qualified with the Securities and Exchange Commission on October 2, 2023. The price per bond is $1,000. The Company intends to conduct closings on accepted investments in the bonds on a rolling basis intended to occur on or about the last business day of each calendar month. From October 2, 2023 to October 31, 2023, we have issued bonds totaling a principal amount of $421 thousand, in aggregate, generating net proceeds to the Company of approximately $394 thousand, net of issuance costs of $27 thousand.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the Knightscope, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for new grants under the 2016 Plan are available for new grants under the 2022 Plan, and shares subject to outstanding stock options under the prior plans as of the date of stockholder approval of the 2022 Plan, subsequently remain outstanding based on the respective plans under which they were granted. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the Board of Directors. Shares subject to awards that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the nine-month period ended of September 30, 2023, is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2022	3,538,268	10,081,915	$3.11	7.61	$4,098
2022 Plan annual increase	1,917,456	—	—	—	—
Granted	(2,170,299)	2,170,299	1.01	—	—
Exercised	—	(451,020)	0.58	—	—
Forfeited	1,286,494	(1,286,494)	4.37	—	—
Available and outstanding as of September 30, 2023	4,571,919	10,514,700	$2.63	7.48	$466
Vested and exercisable as of September 30, 2023		5,819,297	$2.39	6.32	$122

The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2023, was $0.55 per share. There were 451,020 options exercised during the nine-month period ended September 30, 2023, compared to 374,432 options exercised in the prior year period. The fair value of the options that vested during the nine-months ended September 30, 2023 and 2022, was $2.4 million and $1.4 million, respectively.

As of September 30, 2023, the Company had unamortized stock-based compensation expense of $6.4 million that will be recognized over the weighted average remaining vesting term of options of 1.87 years.

The assumptions utilized for option grants during the three and nine-months ended September 30, 2023 and 2022, are as follows:

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2023	2022	2023	2022
Risk-free interest rate	3.96%	3.13%	3.81%	8.54%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	54.00%	52.76%	54.32%	52.82%
Expected term (in years)	6.0	5.99	5.75	6.00

A summary of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows:

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue, net	$97	$85	$297	$247
Research and development	149	311	274	781
Sales and marketing	67	52	175	184
General and administrative	530	671	1,274	1,359
Total	$843	$1,119	$2,020	$2,571

NOTE 6: Capital Stock and Warrants

The following tables summarize convertible preferred stock issued and outstanding as of September 30, 2023:

	Shares	Proceeds Net	Aggregate
	Issued and	of Issuance	Liquidation
	Outstanding	Costs	Preference
Series A Preferred Stock	1,418,381	$614	$1,267
Series B Preferred Stock	3,498,859	7,098	7,138
Series m Preferred Stock	1,790,653	4,650	5,372
Series m-2 Preferred Stock	160,000	480	480
Series S Preferred Stock	2,652,041	21,469	21,216
Total Preferred Stock	9,519,934	$34,311	$35,473

A summary of the Company’s outstanding warrants as of September 30, 2023, is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2027
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2027
Class A Common Stock	1,138,446	$3.2500	October 13, 2027

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

September 30,
2023
Series A Preferred Stock	1,418,381
Series B Preferred Stock	3,498,859
Series m Preferred Stock	1,790,653
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,652,041
Stock options to purchase common stock	10,514,700
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,513,046
Stock options available for future issuance	4,571,919
Total shares of Class A Common Stock reserved	30,119,599

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allows the Company to sell and issue shares of Class A Common Stock from time-to-time of up to approximately $20.0 million, subject to, and in accordance with, SEC rules. On August 18, 2023, the Company amended the at-the-market offering program and increased the current available capacity to up to $25.0 million of Class A Common Stock.

During the three months ended September 30, 2023, the Company issued 8,799,634 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $7.4 million, net of brokerage and placement fees of approximately $0.3 million. During the nine-months ended September 30, 2023, the Company issued 30,769,751 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $20.3 million, net of brokerage and placement fees of approximately $0.8 million.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $53 and $127 and $297 and $319 in service fees for the three and nine-month periods ended September 30, 2023 and 2022, respectively. The Company had payables of $99 and $117 owed to Konica Minolta as of September 30, 2023 and December 31, 2022, respectively.

The Company paid $30 and $135 and $0 and $0 in rent for the three and nine-month periods ended September 30, 2023 and 2022, respectively, for a building owned by an employee.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of September 30, 2023 and December 31, 2022, the components of leases and lease costs are as follows:

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$1,504	$2,012

Operating lease liabilities, current portion	$701	$731
Operating lease liabilities, non-current portion	783	1,309
Total operating lease liabilities	$1,484	$2,040

Lease costs for the three and nine-month periods ended September 30, 2023 are as follows:

	Three-months ended	Nine-months ended
	September 30, 2023	September 30, 2023
Operating lease costs
Operating lease right-of-use assets	$270	$756

As of September 30, 2023, future minimum operating lease payments for each year until the end of the operating leases is as follows:

Years ending December 31,	Amount
2023 (remaining)	$212
2024	810
2025	608
2026	15
Total future minimum lease payments	1,645
Less - Interest	(161)
Present value of lease liabilities	$1,484

Weighted average remaining lease term is 2.0 years as of September 30, 2023, and the weighted average discount rate is 11%.

Legal Matters

The Company may be subject to legal proceedings and regulatory actions in the ordinary course of business. The Company is not currently party to any legal proceedings or regulatory actions that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2023, and December 31, 2022.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its “MaaS” product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with customers that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million and $0.4 million as of September 30, 2023, and December 31, 2022, respectively, which has been included in other current liabilities on the accompanying condensed consolidated balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

From October 1, 2023 to November 10, 2023, the Company sold 2,053,111 shares of Class A Common Stock, generating approximately $1.4 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

We filed an Offering Circular dated September 29, 2023 (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of issuance. The Company intends to conduct closings on accepted investments in the bonds on a rolling basis intended to occur on or about the last business day of each calendar month. From October 2, 2023 to October 31, 2023, we have issued bonds totaling a principal amount of $421 thousand, in aggregate, generating net proceeds to the Company of approximately $394 thousand, net of issuance costs of $27 thousand.

On October 26, 2023, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A Common Stock has been below $1.00 per share for 31 consecutive business days. The Company has 180 calendar days, or until April 23, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s Class A Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by April 23, 2024, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market.

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

Our Blue Light emergency communication devices consist of emergency Blue Light towers, Blue Light emergency phones (“E-Phone”), fully integrated, solar-powered cellular emergency phone towers, and emergency call box systems (“Call Box”). Tower devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offering a smaller, yet still highly visible, footprint than the stationary security towers, but with the same reliable communication capabilities. In October 2022, we completed the acquisition of substantially all of the assets of Case Emergency Systems (the “CASE Acquisition”), which consisted of their emergency call box and communications business.

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

Nasdaq Listing Rules Compliance

On October 26, 2023, we received notice from The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our Class A Common Stock has been below $1.00 per share for 31 consecutive business days. We have 180 calendar days, or until April 23, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our Class A Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the minimum bid price requirement by April 23, 2024, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. Our failure to regain compliance during the compliance period could result in delisting.

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

Sales trends for the nine months ended September 30, 2023, showed demand across all of Knightscope’s product and service lines. The sales pipeline continues to grow and is strong, though similar to many business-to-business transactions, the enterprise and government municipality sales cycle is lengthy. Although we have executed contracts in less than 30 days, notionally these negotiations can range up to several months and years, taking into account the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for brand-new technology as well as mature, trusted technology requires significant streamlining and improvements, and we are taking steps to ensure our sales processes are robust, repeatable, and can enable our products to move through the sales pipeline quicker.

Delays due to supply chain issues and the COVID-19 pandemic that negatively impacted the Company’s performance during the first half of 2022 had largely subsided by the end of the third quarter of 2023, although supply chain constraints can still be unpredictable and problematic. The acquisition of CASE Emergency Systems (“CASE”) also contributed to a significant increase in the Company’s business and results of operations for the period covered by this Quarterly Report.

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

As of October 29, 2023, the Company had a total backlog of approximately $4.1 million, comprised of $2.4 million related to ASR orders and $1.7 million related to orders for Blue Light emergency communication devices and Call Boxes. The Company’s continued focus on addressing supply chain constraints and implementing operational efficiencies has contributed to a reduction in the backlog, which directly contributes to increased revenue, net.

Results of Operations

Comparison of the Three-Months Ended September 30, 2023 and 2022

The following table sets forth selected Condensed Consolidated Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three-Months ended September 30,
	2023		2022
Revenue, net
Service	$1,915	58%	$1,296	100%
Product	1,409	42%	—	—%
Total revenue, net	3,324	100%	1,296	100%
Cost of revenue, net
Service	2,581	78%	2,195	169%
Product	693	21%	—	—%
Total cost of revenues	3,274	98%	2,195	169%
Gross profit (loss)	50	2%	(899)	(69)%
Operating Expenses:
Research and development	1,903	57%	2,070	160%
Sales and marketing	1,395	42%	1,907	147%
General and administrative	3,235	97%	2,899	224%
Total operating expenses	6,533	197%	6,876	531%
Loss from operations	(6,483)	(195)%	(7,775)	(600)%
Change in fair value of warrant and derivative liability	(1,800)	(54)%	2,543	196%
Interest income (expense), net	(8)	—%	—	—%
Other income (expense), net	(51)	(2)%	(6)	—%
Total other expense, net	(1,859)	(56)%	2,537	196%
Loss before income tax expense	(8,342)	(251)%	(5,238)	404%
Income tax expense	—	—%	—	—%
Net loss	$(8,342)	(251)%	$(5,238)	404%

Revenue, net

Service revenue, net for the three-months ended September 30, 2023, increased approximately $0.6 million versus the same period in 2022. The increase is primarily attributed to maintenance and service revenue of approximately $0.8 million associated with installed Blue Light Towers, E-Phones and Call Box products partially offset by a decrease in revenue for deployed ASRs of approximately $0.1 million. Product revenue of approximately $1.4 million is attributable to sales of Blue Light Towers, E-Phones and Call Box products from the CASE Acquisition in October 2022.

Cost of revenue, net

Cost of revenue, net - service for the three-months ended September 30, 2023, increased by approximately $0.4 million to $2.6 million, compared the same period in 2022, primarily due to an increase in personnel costs related to increased headcount resulting from the CASE Acquisition in October 2022 of approximately $0.2 million. Also contributing to the increase were service vehicle related costs, warranty and material related expenses, depreciation and amortization expense related to the CASE Acquisition of approximately $0.4 million, partially offset by lower cellular and communication fees of approximately $0.2 million attributed to the ongoing operation of deployed ASRs and Blue Light communication devices and Call Boxes. The cost of revenue, net - service is primarily related to the average service cost per unit, depreciation of the ASRs, and personnel related compensation. Additional costs relate to the ongoing maintenance and support of our install base of Blue Light communication devices and Call Boxes, which consists primarily of service personnel, vehicle expense, and warranty repair costs.

Cost of revenue, net - product was approximately $0.7 million and is attributable to sales of Blue Light emergency communications devices and Call Boxes.

Gross Profit (Loss)

Revenue, net and cost of revenue, net described above resulted in a gross loss attributed to services offset by a gross profit attributed to product sales resulted in a gross profit of approximately $50 thousand for the three-months ended September 30, 2023, compared to a gross loss of approximately $0.9 million for the same period in 2022.

Research and Development

	Three-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Research and development	$1,903	$2,070	$(167)	(8)%
Percentage of total revenue	57%	160%

Research and development expenses decreased by approximately $0.2 million, or 8%, for the three-months ended September 30, 2023, as compared to the same period in 2022. The decrease is primarily due to decreased personnel related costs from the reduction in workforce announced in January 2023, partially offset by an increase in network hosting fees, including increases from product lines acquired in the CASE Acquisition, as well as material costs related to testing and development.

Sales and Marketing

	Three-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$1,395	$1,907	$(512)	(27)%
Percentage of total revenue	42%	147%

Sales and marketing expenses decreased by approximately $0.5 million, or 27%, for the three-months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily due to decreased advertising costs, partially offset by amortization and personnel expenses related to the CASE Acquisition.

General and Administrative

	Three-Months Ended
	September 30,
	2023	2022	$ Change	% Change
General and administrative	$3,235	$2,899	$336	12%
Percentage of total revenue	97%	224%

General and administrative expenses increased by approximately $0.3 million, or approximately 12%, for the three-months ended September 30, 2023, as compared the same period in 2022. The increase was primarily driven by increased investor relations, corporate, state taxes, and personnel related expenses, partially offset by savings on rent expense, insurance premiums, legal fees, and a reduction in bad debt expense.

Other Income/(Expense), Net

	Three-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$(1,800)	$2,543	$(4,343)	(171)%
Change in fair value of convertible notes	—	—	—	—%
Interest income (expense), net	(8)	—	(8)	(100)%
Other income (expense), net	(51)	(6)	(45)	750%
Total other income (expense)	$(1,859)	$2,537	$(4,396)	(173)%

Total other income (expense) decreased by approximately $4.4 million, or 173%, for the three-months ended September 30, 2023, as compared to the same period in 2022, resulting in other expense of approximately $1.9 million for the three-months ended September 30, 2023, compared to other income of approximately $2.5 million for the same period in 2022. The decrease was primarily due to a decrease in the change in fair value of warrant liability of approximately $4.3 million for the three-months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth selected Condensed Consolidated Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Nine-Months ended September 30,
	2023		2022
Revenue, net
Service	$5,488	56%	$3,281	100%
Product	4,296	44%	—	—%
Total revenue, net	9,784	100%	3,281	100%
Cost of revenue, net
Service	7,465	76%	5,420	165%
Product	2,473	25%	—	—%
Total cost of revenues	9,938	102%	5,420	165%
Gross loss	(154)	(2)%	(2,139)	(65)%
Operating Expenses:
Research and development	4,782	49%	5,983	182%
Sales and marketing	3,716	38%	6,905	210%
General and administrative	10,148	104%	8,185	249%
Restructuring charges	149	2%	—	—
Total operating expenses	18,795	192%	21,073	642%
Loss from operations	(18,949)	(194)%	(23,212)	(707)%
Change in fair value of warrant and derivative liability	4,015	41%	18,190	554%
Interest expense, net	(462)	(5)%	(8,910)	(272)%
Other income (expense), net	(188)	(2)%	(35)	(1)%
Total other income (expense), net	3,365	34%	9,245	282%
Loss before income tax expense	(15,584)	(159)%	(13,967)	(426)%
Income tax expense	—	—%	—	—%
Net loss	$(15,584)	(159)%	$(13,967)	(426)%

Revenue, net

Service revenue, net for the nine-months ended September 30, 2023, increased approximately $2.2 million, or 67%, versus service revenue, net for the same period in 2022. The increase is primarily attributed to maintenance and service revenue of approximately $2.2 million associated with installed Blue Light Towers, E-Phones and Call Box products.

Product revenue of approximately $4.3 million is attributable to sales of Blue Light Towers, E-Phones and Call Box products from the CASE Acquisition in October 2022.

Cost of revenue, net

Cost of revenue, net - service for the nine-months ended September 30, 2023, increased by approximately $2.0 million to $7.5 million, compared to the same period in 2022, primarily due to an increase in personnel costs related to increased headcount resulting from the CASE Acquisition in October 2022 of approximately $0.9 million, as well as increased costs of approximately $1.1 million related to service vehicles, depreciation, warranty expenses, and amortization expense related to the CASE acquisition, and increased third party service costs of approximately $0.3 million. The increase in costs was partially offset by savings in overhead related expenses of approximately $0.2 million. The cost of revenue, net - service is primarily related to the average service cost per unit, depreciation of the ASRs, and personnel related costs.

Cost of revenue, net - product was approximately $2.5 million and is attributable to sales of Blue Light emergency communications devices.

Gross Loss

Revenue, net and cost of revenue, net described above resulted in a gross loss attributed to services offset by a gross profit attributed to product sales for the nine-months ended September 30, 2023, resulting in a gross loss of approximately $0.2 million, net, compared to a gross loss of approximately $2.1 million, net, for the same period in 2022.

Research and Development

	Nine-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Research and development	$4,782	$5,983	$(1,201)	(20)%
Percentage of total revenue	49%	182%

Research and development expenses decreased by approximately $1.2 million, or 20%, for the nine-months ended September 30, 2023, as compared to the same period in 2022. The decrease is primarily due to decreased personnel related costs and a reduction in consulting fees partially offset by an increase in network hosting fees related to the CASE Acquisition and the ASRs.

Sales and Marketing

	Nine-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$3,716	$6,905	$(3,189)	(46)%
Percentage of total revenue	38%	210%

Sales and marketing expenses decreased by approximately $3.2 million, or 46%, for the nine-months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily due to decreased advertising costs partially offset by personnel related costs and amortization expense related to the CASE Acquisition.

General and Administrative

	Nine-Months Ended
	September 30,
	2023	2022	$ Change	% Change
General and administrative	$10,148	$8,185	$1,963	24%
Percentage of total revenue	104%	249%

General and administrative expenses increased by approximately $2.0 million, or approximately 24%, for the nine-months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily driven by increased corporate, financial services, and investor relations expenses, partially offset by savings in legal fees, rent expense relating to the renegotiation of the Mountain View, California lease at the end of 2022, reduced insurance premiums, and lower bad debt expense.

Restructuring Charges

	Nine-Months Ended
	September 30,
	2023	2022	$ Change	% Change
Restructuring Charges	$149	$—	$149	100%
Percentage of total revenue	2%	—%

We incurred restructuring charges for the nine-month period ended September 30, 2023, of $149 thousand as a result of a work force reduction initiated in January 2023.

Other Income/(Expense), Net

	Nine-Months Ended
	September 30
	2023	2022	$ Change	% Change
Change in fair value of warrant liability	$4,015	$18,190	$(14,175)	(78)%
Interest expense, net	(462)	(8,910)	8,448	95%
Other income (expense), net	(188)	(35)	(153)	437%
Total other income (expense)	$3,365	$9,245	$(5,880)	(64)%

Total other income (expense) decreased by approximately $5.9 million, or 64%, for the nine-months ended September 30, 2023, as compared to the same period in 2022, resulting in other income of approximately $3.4 million for the nine-months ended September 30, 2023, compared to other income of approximately $9.2 million for the same period in 2022. Interest expense decreased by $8.4 million as the Company wrote off the debt discount related to the conversion of convertible notes in the same period in 2022. The decrease in the fair value of warrant liabilities for the nine-month period ended September 30, 2023, was $14.2 million less than in the same period in 2022. Other income (expense) increased approximately $0.2 million related to referral fees paid to Dimension Funding LLC (“Dimension”) as described below.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, we had $4.6 million and $4.8 million, respectively, of cash and cash equivalents. As of September 30, 2023, the Company also had an accumulated deficit of approximately $154.9 million and stockholders’ deficit of $25.2 million.

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

In February 2023, we filed a Registration Statement on Form S-3 for the issuance of up to $100 million of Class A Common Stock, and we commenced an at-the-market offering program, which allows us to sell and issue shares of our Class A Common Stock, from time-to-time, of up to approximately $20.0 million. On August 18, 2023, we amended the at-the-market offering program and increased the current available capacity to up to $25.0 million of Class A Common Stock. This at-the-market offering program provides the Company with additional access to capital, as needed, subject to market conditions.  We filed an Offering Circular dated September 29, 2023 for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. With the net proceeds from the at-the-market offering program, intended monthly rolling closings under the Bond offering, and continued collection of trade receivables, as of November 7, 2023, the Company’s cash balance was approximately $3.4 million. The Company has projected operating losses and negative cash flows of approximately $1.0 million per month, on average, for the next several months. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely. We intend to monitor the stability of the financial institutions in which we keep our liquid funds to mitigate against the exposure to loss of funds and delays in accessing our cash. Occasionally, such reviews and other events result in the movement of funds to more stable institutions, such as the movement of our cash deposits out of Silicon Valley Bank to Comerica Bank earlier in 2023, and we further diversified our deposit accounts with the addition of Wells Fargo Bank.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine-Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(18,158)	$(18,391)
Net cash used in investing activities	(3,583)	(2,832)
Net cash provided by financing activities	21,642	21,443
Net increase (decrease) in cash and cash equivalents	$(99)	$220

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, the number of Blue Light Towers, E-Phones and Call Box products sold, the amount and timing of accounts receivable collections, inventory procurement, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $18.2 million for the nine-months ended September 30, 2023. Net cash used in operating activities resulted from a net loss of $15.6 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the nine months ended September 30, 2023, decreased by approximately $0.2 million as compared to the same period in 2022. The decrease was primarily a result of a decrease in the change in fair value of warrant liabilities of $14.2 million, an increase in accrued interest of approximately $0.4 million, an increase in depreciation and amortization of approximately $0.6 million, and an increase in common stock issued in exchange for services of approximately $0.3 million partially offset by an increase in the net loss of approximately $1.6 million, a decrease in debt discount amortization of $8.9 million, changes in operating assets and liabilities of approximately $4.2 million, and a decrease in stock compensation expense of approximately $0.6 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine-months ended September 30, 2023 and 2022, was approximately $3.6 million compared to approximately $2.8 million in the same period in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $21.6 million for the nine months ended September 30, 2023, an increase of approximately $0.2 million as compared to the same period in 2022. Our financing activities for the nine months ended September 30, 2023, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program. In the same period in 2022 financing activities consisted primarily of net proceeds resulting from the Company’s 2021 Regulation A Offering that terminated on January 2022, immediately prior to the listing of our Class A Common Stock on Nasdaq in January 2022.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program, which allows us to sell and issue shares of our Class A Common Stock from time-to-time of up to approximately $20.0 million. On August 18, 2023, we amended the at-the-market offering program and increased the current available capacity to up to $25.0 million of Class A Common Stock.

During the three months ended September 30, 2023, the Company issued 8,799,634 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $7.4 million, net of brokerage and placement fees of approximately $0.3 million. During the nine months ended September 30, 2023, we issued 30,769,751 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $20.3 million, net of brokerage and placement fees of approximately $0.8 million. As of September 30, 2023, we had remaining capacity to issue up to approximately $20.5 million of Class A Common Stock under the at-the-market offering program (subject to available unreserved authorized shares under our certificate of incorporation.)

Public Safety Infrastructure Bonds

We filed an Offering Circular dated September 29, 2023 (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of issuance. The Company intends to conduct closings on accepted investments in the bonds on a rolling basis intended to occur on or about the last business day of each calendar month. From October 2, 2023 to October 31, 2023, we have issued bonds totaling a principal amount of $421 thousand, in aggregate, generating net proceeds to the Company of approximately $394 thousand, net of issuance costs of $27 thousand.

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

The 2022 Convertible Notes were senior secured obligations of the Company. The 2022 Convertible Notes were issued with an original issue discount of approximately 17.65%, would bear no interest until an event of default has occurred, upon which interest would accrue at 12.5% per annum, and were scheduled to mature on September 15, 2024 unless earlier converted (upon the satisfaction of certain conditions). On December 30, 2022, we and the Buyer entered into an Agreement and Waiver (the “Waiver”), pursuant to which we mutually agreed to reduce the minimum cash covenant to $1.5 million and to lower the conversion price in part, such that the conversion price in effect on any given time of determination would equal the Alternate Conversion Price (as defined in 2022 Convertible Notes) then in effect (but with 85% replacing 80% in such definition of Alternate Conversion Price, as applicable).

As of June 26, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. From January 1, 2023 through June 26, 2023, we issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. The 2022 Common Stock Warrants remain outstanding.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

10.1*	Amendment No. 1 go Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and William Santana Li.

10.2*	Amendment No. 1 go Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and Mallorie Burak.

10.3*	Amendment No. 1 go Employment Agreement, dated July 11, 2023, between Knightscope, Inc. and Mercedes Soria.

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

Date: November 13, 2023

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mallorie Burak
Name:	Mallorie Burak
Title:	President and Chief Financial Officer
(Principal Financial Officer)