Form 10-K
period 2023-12-31
Knightscope, Inc.
filed 2024-04-01
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number: 001-41248

KNIGHTSCOPE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2482575
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
1070 Terra Bella Avenue Mountain View, CA	94043
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 924-1025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading symbol(s)	on which registered
Class A Common Stock, $0.001 Par Value per Share	KSCP	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $ 33 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2024, there were 93,310,259 shares of the registrant’s Class A Common Stock and 9,357,822 shares of the registrant’s Class B Common Stock outstanding.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, product and service releases, the status of product development, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions identify forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	The success of our products and product candidates, which will require significant capital resources and years of development efforts;
●	Our deployments and the market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to continue as a going concern;
●	Our ability to comply with all applicable listing requirements or standards of The Nasdaq Capital Market;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report, as such factors may be updated in our filings with the Securities and Exchange Commission, (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.
●	We expect to experience future losses as we implement our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.
●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.
●	We are subject to potential fluctuations in operating results due to its sales cycle.
●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.
●	Our financial results will fluctuate in the future, which makes them difficult to predict.
●	Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.
●	We cannot assure you that we will effectively manage our growth.
●	Our costs may grow more quickly than our revenues, harming our business and profitability.
●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

PART I

Item 1. Business

Overview

Knightscope, Inc. is a Silicon Valley based technology company that designs, builds, and deploys solutions to enhance public safety. Knightscope products include ASRs and ECDs consisting of fully integrated, solar powered wireless emergency blue light towers (“BLT”), blue light emergency phones (“E-Phones”), and emergency call box systems (“Call Boxes”). Our technologies are made in the United States of America (“USA”) and are designed to enable public safety professionals to more effectively deter, intervene, capture, and prosecute criminals. Our mission is to make the USA the safest country in the world by helping protect the people, places, and things where people live, work, study and visit.

To support this mission, we design, develop, manufacture, market, deploy, and support ASRs and ECDs, with our proprietary Knightscope Security Operations Center (“KSOC”) and Knightscope Emergency Management System (“KEMS”) software user interfaces. Our ASRs and ECDs are designed to deter, detect, and report security incidents, providing innovative solutions for public safety at various venues, including convention centers, casinos, resorts, college campuses, corporate campuses and other public spaces.

We are a Delaware corporation, founded in April 2013. Our headquarters is located in Silicon Valley at 1070 Terra Bella Ave, Mountain View, CA 94043 and our telephone number is (650) 679-7626 and our website is www.knightscope.com.

Strategy

The Knightscope management team intends to continue its focus on organic growth as well as add to its core solutions portfolio through future, opportunistic acquisitions based on a target’s revenue, free cash flow, technology, talent, and facilities as well as strategic partnerships to achieve its mission.

In 2022, we completed the acquisition of Case Emergency Systems (“CASE”), a manufacturer of blue light emergency communication devices, and market the products under the portfolio of “K1B” emergency communication devices. Positioned to enhance Knightscope offerings, the K1B technologies are designed for reliability and ease of use in critical situations, providing one-touch connections to emergency services. They are solar-powered, weatherproof, and can operate wirelessly via cellular or satellite technology, making them suitable for a wide range of environments. With an installed base of nearly 10,000 devices across the USA, K1B technologies significantly enhance safety and security in public spaces by allowing individuals to quickly contact emergency services or security personnel with the push of a button on any K1B device. Our technologies aim to build on each other to create safer environments through proactive monitoring and reactive emergency communication capabilities. By integrating autonomous security with robust emergency communication systems, organizations can offer comprehensive safety solutions that are adaptive, responsive, and effective in a wide range of scenarios.

Use cases for our combined suite of ASR and K1B technologies include a wide variety of applications where a 24/7 presence, accessible emergency communication, and deterrence can assist public safety officials with incidents, disturbances, medical emergencies, theft, trespassing, fire, talk downs, and promote an overall feeling of improved safety. Areas where our products and services can be useful include, but are not limited to:

●	Airports;
●	Casinos;
●	Commercial Real Estate;
●	Corporate Campus;
●	Homeowner Associations;
●	Hospitals;

●	Hotels;
●	Law Enforcement sites;
●	Logistics sites;
●	Manufacturing sites;
●	Parking areas;
●	Public Parks;
●	Schools and;
●	U.S. Federal Government buildings

Our core technologies are suitable for most environments that require law enforcement or security patrol coverage and designed to be force multipliers that offer public safety teams improved situational awareness. ASRs and ECDs conduct real-time on-site data collection and analysis in both indoor and outdoor spaces delivering alerts to security professionals through the KSOC and KEMS. The KSOC and KEMS software applications enable clients with appropriate credentials and user permissions to access the data for investigative and evidence collection purposes.

Our K1B portfolio of Emergency Communication Devices consist of the K1 Blue Light Towers, K1 Blue Light Emergency Phones, and K1 Call Boxes. Tower devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offer a smaller, yet still highly visible, footprint than the towers, but with the same reliable communication capabilities.

We sell our ASRs and stationary multi-purpose security solutions under an annual all-inclusive subscription, Machine-as-a-Service (“MaaS”) business model, which includes the ASR machine as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our stationary K1B technologies are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring system, KEMS, that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. Modular upgrades are available for the blue light towers, such as public announcement speaker systems. Knightscope also offers an extended warranty on this series of stationary public safety towers.

Industry background

In the USA, there are more than 11,000 private security firms and approximately 18,000 law enforcement agencies – a fragmented marketplace relying primarily on humans to safeguard people and assets primarily through monitoring and patrol activities. We believe that our products offer a better economic proposition for our clients relative to a solely human guard or a mobile vehicle patrol unit operating 24/7, enabling the estimated 2.5 million law enforcement and security professionals to focus on strategic decision-making and enforcement.

Products

ASRs and ECDs

K3 and K5 ASRs

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

The K5 is designed to be used primarily outdoors in such environments as open air malls, corporate campuses, hospitals, stadiums, retailers, warehouses, logistics facilities, college campuses, airports, train stations and multi-level parking structures. The K5’s advanced anomaly detection features include:

●	360-degree high-definition night and day video capture positioned at eye-level;
●	Live streaming and recorded high-definition video capabilities;
●	Automatic license plate recognition;
●	People detection, which can alert a user in real-time of people detected on their premises, together with 360-degree recorded high-definition video. A user can use the timestamp of the recording to search through other data detected to assess and better understand other conditions in the area patrolled by the ASR;
●	Thermal imaging, which allows for triggered alerts based on temperature. For example, assisting with alerts regarding increased risks of fires;
●	Two-way communication feature may be utilized for both public announcements and avoidance of human physical confrontations with dangerous individuals; and
●	Signal detection can be utilized as a rogue router detector for sensitive locations.

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

The ASRs include several communications features. The units can transfer data over both 4G LTE networks and Private LTE. The company is also developing capabilities to operate over 5G networks for planned deployment in the future. Each one has an available intercom that may be used for two-way communication with a public safety team. In addition, one or multiple units may be used as a live broadcast public address system or to deliver pre-recorded messages based on time, location, detection or randomly.

The ASRs run on rechargeable batteries. They are configured to patrol autonomously for approximately two to three hours, following which, without human intervention, the ASRs find and dock to a charging station, recharging for approximately 20 minutes or more before resuming patrol. The ASRs remain operational during the charging period, providing 24/7 uptime to clients.

K1 Tower

The K1 Tower carries all the relevant features from the K5 but in a large stationary format. The K1 can be used indoors or outdoors and especially at ingress/egress points for both people and vehicles.

The approximate dimensions of the K1 are: Height: 6 feet, Width: 3 feet, Weight: 150 pounds.

K1 Hemisphere

The new K1 Hemisphere, with its smaller profile, is a stationary unit designed for both indoor and outdoor use. The Hemisphere can easily be mounted to a variety of surfaces or objects and has 3 cameras that provide up to 210-degrees of eye-level, high-definition video, a strobe light, automatic license plate recognition, facial recognition (optional), automated broadcast announcements, and intercom capability running on a wired or wireless network.

The dimensions of the K1 Hemisphere are: Diameter: 24 inches, Depth: 10 inches, Weight: 30 pounds.

K1 Blue Light Tower

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

K1 Blue Light Emergency Phone

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

The dimensions of the K1 Blue Light Emergency Phone are: Height: 31.5 inches, Width: 10.5 inches, Weight: 52 pounds.

K1 Call Box

The K1 Call Box is our smallest emergency call box system, delivering one-touch connection with a simple housing and interface. Call Boxes are typically mounted to a pole for outdoor use and can be outfitted with solar charging capabilities. Like all Knightscope emergency communications devices, it can provide a completely wireless solution for emergency phone calls, or it can be adapted to work with existing nearby wiring. Designed to work with hands-free ease, a handset, and TTY pad are additional options available on this device.

The dimensions of the K1 Call Box are: Height: 19.6 inches, Width: 15.3 inches, Weight: 47.4 pounds.

KSOC

The KSOC is our intuitive, browser-based interface that, coupled with our ASRs, and other line of products, provides our clients and security professionals with “smart mobile eyes and ears and voice – on the ground”. Once alerted of an abnormal event, such as a person spotted during a specific time in a particular location, authorized users can view the live stream of data in the KSOC from each of the ASRs in the user’s network, accessing it from a 911 dispatch center, security operations center or a remote laptop.

KEMS

The KEMS platform allows clients and technicians to better understand the real-time health and status of K1 Blue Light Towers, E-Phones and Call Boxes in network. The cloud-based application monitors the system wide state-of-health, alerts users of operational issues, provides technicians with real-time error detection/diagnostics, and collects/reports system performance statics.

KNOC

The Company has built a custom set of tools that enables our employees to manage and monitor the network of ASRs and other Knightscope technologies operating in the field nationwide, which it refers to as the Knightscope Network Operations Center (“KNOC”). These tools allow our team to monitor the health of the ASRs down to the millisecond, with dozens of alerts related to critical indicators and statistics, including charging, software, navigation and temperatures. We also use the KNOC to execute over-the-air software upgrades, patches and other related items. The KNOC is staffed 24/7 by the Company in the U.S.

Knightscope+

Knightscope+ is a virtual monitoring and response solution providing an alternative for client sites that do not have the resources to receive and respond to alerts generated by Knightscope’s ASRs and other products. The service enables a full-service solution for ASR clients, including but not limited to, alerts, broadcast messaging, and two-way communications. Knightscope+ operators have extensive training and experience related to remote monitoring for greater situational awareness. Remote monitoring is an optional service that can be bundled into MaaS subscriptions.

Products in Development

The Company recently announced that its K7 multi-terrain ASR is under concept development. The K7 is expected to have the same features as the K5, but to employ four wheels for use on more rugged outdoor terrain such as dirt, sand, gravel and much larger environments. We expect that the K7 could be utilized at airfields, power utilities, borders, solar farms, wind farms or oil or gas fields as well as at numerous existing clients. While this technology builds on a great deal of our technology stack, we anticipate that its development will require significant additional time and resources before it can be launched into full-scale production.

Clients

Knightscope clients use the Company’s technology to protect people and assets. Our products are designed to enhance safety in public and private places by providing rapid communication and monitoring capabilities to small or large, remote, and inhospitable environments. The Company’s clients use Knightscope products to monitor or respond to medical emergencies, weather-related issues, and natural disasters, as well as to discourage, detect, and alert them of potential criminal activity.

Knightscope’s ASRs, and K1B ECDs provide our clients with the ability to augment their existing security infrastructure, enabling human security resources to be more strategic in their approach to security. Our ASRs, and ECDs have been deployed across a broad range of clients, including but not limited to casinos, corporations, law enforcement, municipalities, universities, and property management companies. In addition, Knightscope continues to partner with strategic resellers for our K1B portfolio, such as value-added resellers offering safety equipment looking to augment the security solutions offered to their customers with advanced technology.

Marketing and Sales

The Company has been able to successfully sell new contracts through virtual private demonstrations and live demonstrations with decision makers utilizing its innovative “Robot Roadshow” which has been instrumental in securing stakeholder ‘buy in’ to help close more contracts. The initiative entails a cross-country tour of a physical “Pod” housing numerous ASRs, the K1 Blue Light Emergency Phone, and Knightscope’s new Automated Gunshot Detection system, providing a one-on-one hybrid offline/online selling technique with in-person robots and telepresence and/or onsite sales staff.

On January 3, 2024, the Company announced that it achieved an Authority-to-Operate (“ATO”) from the Federal Risk and Authorization Management Program (“FedRAMP”). The federal government adopted the Cloud First Policy, which requires all cloud service providers that hold federal data to be FedRAMP certified. FedRAMP compliance is one of the factors that enables Knightscope to do business with federal agencies.

We regularly advertise in the media through various online and offline channels.

Research and Development

Our research and development efforts focus primarily on the development of robust base technology, new technology as well as scaling efforts. In addition, we will continue to enhance our ASR and K1B, capabilities and features, and the functionality of the KSOC and KEMSs software platforms. In January 2024, we received our ATO from FedRAMP, sponsored by the U.S. Department of Veterans Affairs. FedRAMP is a government-wide program that provides a standardized approach to security assessment, authorization, and continuous monitoring for cloud products and services. FedRAMP compliance is one of the factors that enables Knightscope to do business with federal agencies. This achievement means that Knightscope can be listed on the FedRAMP Marketplace as an approved provider for federal agencies as a next step and can also begin its deployment processes to perform on the contract awarded by the U.S. Department of Veteran Affairs (the “VA”) for its first K5 GOV.  The K5 GOV is an ASR exclusively developed for the U.S. Federal Government.

Intellectual Property

The Company holds twelve patents collectively covering its ASRs, the security data analysis and display features of the KSOC and its parking monitor feature. The Company also has pending patent applications relating to its ASRs, KSOC, parking monitor feature, behavioral autonomous technology and the ASRs’ behavioral autonomous technology relating to visible weapon detection. The Company owns a trademark registration for its name “Knightscope” in the U.S. On August 10, 2021, the Company filed two trademark applications (Serial Numbers: 90875695 for LONG KNIGHTSCOPE. SHORT THE CRIMINALS and 90875697 for $KSCP). The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

Manufacturing and Suppliers

Knightscope assembles its ASRs at its Mountain View, California headquarters and ECDs in Downey and Irvine, California from components manufactured by more than 100 suppliers. The Company’s top three suppliers, measured by spending, are Alco Metal Fab, based in Santa Ana, California, Advanced Interconnection Technologies, based in Anaheim, California, and E and M Electric and Machinery Inc., based in Healdsburg, California. The Company is not highly dependent on any one supplier and believes it can source components from other suppliers and has done so when necessary.

In order to optimize our ability to serve our clients, we have partnered with one of our strategic investors, Konica Minolta, Inc., among others, to train their technicians to service, maintain and support our machines-in-network and assist us with our nationwide scaling efforts. As our fleet of deployed ASRs and K1B devices grows, the Company has engaged additional third-party service providers with broad geographic footprints to support our clients.

We believe that by opting to outsource field services, Knightscope is able to laser-focus on what we do best: innovation and product development. This strategic move not only streamlines our operations but also grants us access to specialized expertise and reach without the overhead of developing these capabilities in-house. We believe that this is a cost-effective approach that transforms fixed expenses into variable ones, offering the flexibility to scale operations in response to ever-changing market demands. Moreover, it reduces the burden of compliance and regulatory risks, allowing us to penetrate new markets with the aid of partners who have established local networks and expertise. Ultimately, outsourcing empowers us to dedicate more resources to strategic planning and innovation, allowing us to focus on staying ahead in the competitive technology landscape.

Competition

At the moment, we are not aware of any direct competitors for our ASR products in the advanced physical security technology space that have viable commercial products in the USA, addressing both outdoor and indoor applications, at the same scale as Knightscope. It is a common misconception outside of the security industry that we compete against closed-circuit television (“CCTV”) providers. We do not believe that they are competitive products because cameras do not provide a physical presence, are typically used for forensics after an event, and do not offer a client the plethora of capabilities available with our technologies. We believe that having these two types of systems working together provide a more holistic approach to promoting safety and reducing crime. While traditional human guards provide a closer competitor in some cases, we believe that utilizing our “Software, Hardware, Humans” approach is much more effective.

We are aware of a start-up, SMP Robotics Services Corp. (“SMP”), which produces an outdoor autonomous security platform that it markets through third-party distributors which has primarily been focused on international markets but appears to be attempting re-entry to the U.S. market. We had previously listed Gamma 2 Robotics and SHARP Electronics as potential competitors in this space. However, according to industry sources, we understand that both Gamma 2 Robotics and SHARP Electronics have ceased operations in the security robot space after failed attempts to enter the market. Cobalt Robotics, a company exclusively focused on indoor applications, may be considered a partial competitor. Additionally, Turing AI has recently begun offering an indoor-only robot and Robotic Assistance Devices, a subsidiary of Artificial Intelligence Technology Solutions has continued to grow its stationary fixed device offerings, similar to other fixed solutions, such as those offered by Verkada. Flock Safety provides advanced security and surveillance solutions primarily focused on license plate reading and vehicle recognition technology, though they do not offer the mobility or range of a robot. Similarly, there are numerous startups focused on fixed camera crime analytics.

We do not actively compete against security companies, although sometimes clients will choose our ASRs instead of a security personnel. We augment clients’ security apparatus by providing technology to better monitor and safeguard assets and people. Our ASRs offer clients a significant cost reduction relative to the cost of human security guards. In addition, ASRs offer significantly more capabilities, such as license plate detection, data gathering, thermal imaging and people detection that are delivered consistently, on a 24-hour, 7 day per week basis, without regular human intervention. In certain cases, our technology complements and improves the operations of traditional security firms.

Competitors for our K1B portfolio include Code Blue Corporation, Talk-a-Phone, GaiTronics (“Hubbell”), and Rath. To differentiate its towers and call boxes from the competition, Knightscope has focused on providing its clients with self-sufficient solutions that include the use of solar power and wireless communications, requiring that no power infrastructure be in place in order for the products to work or landlines, making for easier installation and maintenance.

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

Backlog and Seasonality

As of December 31, 2023, we had orders representing approximately $3.4 million in new contracts outstanding that we expect to be able to deliver within the year based on production capacity. Of the total sales outstanding as of December 31, 2023, $2.3 million represent MaaS agreements for ASR deployments and $1.1 million relates to orders for K1B.

We have not experienced any significant effects relating to seasonality for our products and services.

Human Capital

As of December 31, 2023, the Company had 95 full-time employees and one part-time employee working primarily out of our combined headquarters and production facility in Mountain View, California and production facilities in Downey and Irvine, California. We are not a party to any collective bargaining agreements.

The Company believes that our future growth and success will depend in part on our ability to attract and retain highly skilled employees. The executive management team is responsible for developing and executing the Company’s human capital strategy. The human capital strategy includes the attraction, acquisition, engagement, and development of the Company’s employees as resources allow.

Available Information

We file reports and other information with the SEC, which are accessible on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at ir.knightscope.com. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information provided on, or accessible through, our website is not a part of, or incorporated into, this Annual Report on Form 10-K. You may also access this information, free of charge, at the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to the Business and the Global Economy

We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

The Company was formed in 2013 and made its first pilot sales in 2015. The Company listed on the Nasdaq Stock Market in January 2022. Accordingly, the Company has a limited history upon which to evaluate its performance and future prospects.

The Company has incurred net losses since inception. Our net loss was $22.1 million for the year ended December 31, 2023 and $25.6 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $161.5 million. Cash and cash equivalents on hand were $2.3 million as of December 31, 2023, compared to $4.8 million as of December 31, 2022.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 7: Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources.

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

Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. Further, our industry is characterized by rapid technological change, changing client needs, evolving industry standards and frequent introduction of new products and services. We have encountered and will continue to encounter risks and difficulties frequently experienced by developing companies in rapidly changing industries. If we do not address these risks successfully, our operating results will be harmed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. We cannot assure you that we will be profitable in the next several years or at all, or that we will generate any revenues in the future or sufficient revenues to meet our debt servicing and payment obligations.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2023 and 2022, which is included in this Annual Report, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, available cash and cash used in operations. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially adversely affect our share price, our ability to secure additional financing, and otherwise execute our strategy.

As noted above, the Company has a history of losses and has projected operating losses and negative cash flows for the foreseeable future, and we are currently dependent on additional fundraising in order to sustain our ongoing operations. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), contemplating that we will continue to operate as a going concern. However, we cannot assure you that the Company will be successful in acquiring additional funding at levels sufficient to fund future operations. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of additional products and services, seek alternative financing arrangements, declare bankruptcy or otherwise terminate its operations entirely.

The Company expects to experience future losses as it implements its business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

We have incurred net losses since our inception, and we expect to continue to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity and debt securities in private transactions and in the capital markets, and by means of credit facilities and other financing arrangements. We expect to continue to incur significant operating expenses as we implement our business strategy, which include development, sales and marketing, and general and administrative expenses and, as a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We will need to generate significant revenues to achieve profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability in some future period, we cannot assure you that we will be able sustain profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business, operating results and financial condition will be materially and adversely affected.

The Company is subject to potential fluctuations in operating results due to its sales cycle.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We spend a substantial amount of time, effort and money in our sales efforts without any assurance that our efforts will produce any revenue and the timing of our revenue is difficult to predict. Our sales efforts involve educating our clients about the use and benefit of our products and technology, including their technical capabilities and potential cost savings to the clients. Clients typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle. In addition, product purchases are frequently subject to budget constraints, regulatory and administrative approvals, and other delays. If sales expected from a specific client for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

Our success depends on our ability to acquire new customers in new and existing markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. Our industry is competitive and our competitors may have substantial financial, personnel and other resources that they can utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives.

While our immediate focus is on the U.S. market, our long-term success will in part depend on our ability to acquire new customers outside the USA. If customers in other countries do not perceive the threat of security, or of firearms and weapons to be significant enough to justify the purchase of our products, we will be unable to establish a meaningful business outside the USA. If we are unable to attract a sufficient number of new customers outside the USA, we may be unable to generate future revenue growth at desired rates in the long term.

We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.

We are exposed to the risk that we may lose our contracts primarily due to the termination by a customer with or without cause at any time, the failure by a customer to exercise its option to renew a contract with us upon the expiration of the then current term, or our failure to win the right to continue to operate. The loss by us of contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and/or liquidity, including our ability to secure new contracts from other customers.

The Company’s future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of the Company’s control.

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The industry is characterized by rapid change, new and complex technology and intense competition. Our ability to gain market share depends upon our ability to [create demand, including by increasing awareness about our products,] satisfy client demands, enhance existing products and services and develop and introduce new products and services. Our ability to gain market share also depends on a number of factors beyond our control, including the perceived value associated with our products and services, the public’s perception of the use of robots to perform tasks traditionally reserved for humans, and our clients’ acceptance of our view that security services can be performed more efficiently and cost-effectively through the use of our products and ancillary services. If any of these factors turns against us, our future operating results could be materially and adversely affected.

Our financial results will fluctuate in the future, which makes them difficult to predict.

Our financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	Fluctuations in and the unpredictability of our sales cycle;
●	Our ability to maintain and grow our client base;
●	Downturns or financial instability in the business of our customers and partners;
●	Development and introduction of new products by us or our competitors;
●	Adverse changes affecting our suppliers and other third-party service providers, and any disruption in the supply of materials necessary for our business;
●	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	Our ability to achieve profitable gross margins and operating margins;
●	Periodic litigation and related legal proceedings, which could result in unexpected expenditures of time and resources; and
●	Changes in global business or macroeconomic conditions including regulatory changes.

Additionally, we expect to have U.S. government customers in the future. If the U.S. government does not complete its budget process before its fiscal year-end, government operations may be funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce our future revenue. For other risks associated with our U.S. government customers, see “We have a government customer and are seeking additional government customers, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.”

The occurrence of any of the above and any unanticipated obstacles may hinder the execution of our business plan and adversely affect or materially adversely affect our operating results.

Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause our customers and partners to cancel agreements with us, or potential customers and partners to hesitate to enter into agreements with us. Our financial success is sensitive to changes in general economic and financial conditions, including interest rates, energy costs, labor costs, inflation, commodity prices, unemployment levels, consumer debt levels, tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022 and 2023 and expect to continue to experience in 2024.

Global inflation, elevated interest rates, and global industry-wide logistics challenges have impacted, and we expect will continue to impact, our business. Unfavorable economic conditions, including rising interest rates, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and materially harm our operating results and financial condition. Additionally, if our suppliers or other parties in our supply chain experience diminished liquidity, and as a result are unable to fulfill their obligations to us in a timely manner or at all, we may in turn be unable to provide our customers with our products in a timely manner or at all, resulting in lost sales opportunities or a deterioration in our customer relationships. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted.

Similarly, global conflicts including the ongoing wars between Russia and Ukraine and Israel and Hamas have created volatility in the global capital markets and are expected to continue to have further global economic consequences, such as disruptions of the global supply chain and energy markets. Any such continued volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The numbers, types and locations of ASRs in service vary depending on the duration of each client contract, client demand and similar factors. As a result, the numbers, types and locations of ASRs in service that are currently deployed may not be representative of client contracts and client demand in the future. In order to grow our business and extend our market position, we will need to place into service more ASRs, expand our service offerings, including by developing new products and services, and expand our presence nationwide. Our ability to expand the market for our products depends on a number of factors, including the cost, performance and perceived value associated with our products and services. Furthermore, the public’s perception of the use of robots to perform certain tasks traditionally reserved for humans may negatively affect demand for our products and services. Ultimately, our success will depend largely on our clients’ acceptance that security services can be performed more efficiently and cost effectively through the use of our ASRs and ancillary services. Additionally, our customers consider many factors when deciding whether to purchase ASRs. Although we have in the past, entered into, and intend in the future to enter into, pilot programs to deploy ASRs with the goal of ultimately selling them to new customers, there can be no assurance that these pilot programs or any other of our sales efforts will result in successful sales, higher volume orders, or will attract new customers.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly since we were first formed, and we expect it will continue as we grow over the long term. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company grows, our information technology systems, internal management processes, internal controls and procedures and production processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

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

Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

We issued unsecured Public Safety Infrastructure Bonds (the “Bonds”) bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, throughout the fourth quarter of 2023 with a principal amount totaling approximately $1.4 million. We issued additional Bonds from January of 2024 through March 14, 2024, with a principal amount of approximately $2.8 million. In total, we issued Bonds with a principal amount of approximately $4.2 million through the life of the Bond offering.

We issued convertible notes in October 2022 (the “Convertible Notes”), and the Convertible Notes required us to maintain certain financial covenants, including maintaining available cash of at least $1.5 million. In conjunction with the purchase of the convertible notes, noteholders received a right of participation which requires a 5-day notification period before we can enter into other financing. This notice period may delay future financings.  Warrants to purchase Class A Common Stock issued in conjunction with the convertible notes outstanding prohibit us from obtaining funding with a variable rate component. This includes any equity lines of credit (“ELOCS”)

and convertible notes for as long as the warrants are outstanding. As of December 31, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired.

The Bonds and the Convertible Notes imposed, and any future debt arrangements we enter into may impose, operating and financial restrictions on us, including requiring that we maintain our listing on Nasdaq, in addition to other restrictive covenants that may limit our ability to engage in specified types of transactions. Such restrictions could, for example, limit our ability to, among other things:

●	Incur certain additional indebtedness;
●	Pay dividends on, repurchase or make distributions in respect our capital stock;
●	Make certain investments;
●	Sell or dispose of certain assets;
●	Grant liens on our assets; and
●	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Restrictions posed by any future debt arrangements could impede our ability to operate and negatively affect our ability to respond to business and market conditions, which could have an adverse effect on our business and operating results.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of its management team, in particular, our founders, William Santana Li and Stacy Dean Stephens. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. The Company has not yet developed a succession plan, nor does it carry any key man life insurance on any members of its management team. Furthermore, as the Company grows, it will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, service and engineering experts. Inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. We issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

We have recently undergone significant transitions on of our board of directors.

On February 19, 2024, our board of directors appointed each of William G. Billings, Robert A. Mocny, and Melvin W. Torrie to serve as a director of the Company, effective immediately, and each of Patricia Howell, Linda Keene Solomon, and Patricia L. Watkins resigned from the Board. Changes on our board of directors and changes in our senior management may be disruptive to our business and there may be uncertainty among investors, employees and our customers concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our Class A Common Stock.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights. The Company has filed in the USA various applications for protection of certain aspects of its intellectual property, and currently holds twelve patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we intend to operate in the future. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not offer products or concepts that are substantially similar to our products and compete with our business. In addition, we may not have the financial or human resources to devote to adequately defending our intellectual property rights. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We may be subject to claims, disputes or legal proceedings in the ordinary course of our business. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial condition could be adversely affected.

We may be subject to claims, disputes, or legal proceedings in the ordinary course of our business from time to time, which could adversely affect our business, results of operations and financial condition. We may receive formal and informal inquiries from governmental authorities and regulators regarding our compliance with applicable laws and regulations, many of which are evolving and subject to interpretation. Claims arising out of actual or alleged violations of laws could be asserted against us by our employees, customers, competitors, governmental entities in civil or criminal investigations and proceedings or other third parties. These claims could be asserted under a variety of laws, including but not limited to advertising laws, Internet information services laws, intellectual property laws, unfair competition laws, data protection and privacy laws, labor and employment laws, securities laws, real estate laws, tort laws, contract laws, property laws and employee benefit laws. There can be no guarantee that we will be successful in defending ourselves in legal and arbitration actions or in asserting our rights under various laws. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial conditions could be adversely affected. Even if we are successful in our attempt to defend ourselves in legal and arbitration actions or to assert our rights under various laws, enforcing our rights against the various parties involved may be expensive, time-consuming and ultimately futile. These actions may expose us to negative publicity, substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties.

We may face additional competition.

We are aware of a number of other companies that are developing physical security technology in the USA and abroad that may potentially compete with our technology and services. These or new competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing than the Company, surviving an economic downturn or in reaching profitability. We cannot assure you that we will be able to compete successfully against existing or emerging competitors. Additionally, existing private security firms may also compete on price by lowering their operating costs, developing new business models or providing other incentives.

Our ability to operate and collect digital information on behalf of our clients is dependent on the privacy laws of jurisdictions in which our ASRs operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

Our products, especially the ASRs collect, store and may analyze certain types of personal or identifying information regarding individuals that interact with the ASRs. The regulatory framework for privacy and security issues is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Federal and state government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, which in turn affect the breadth and type of features that we can offer to our clients. In addition, our clients have separate internal policies, procedures and controls regarding privacy and data security with which we may be required to comply. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted or applied in a manner that is inconsistent with our current data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Additionally, we may become a target of information-focused or data collection attacks and any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, our business may be harmed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the USA, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the USA. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Furthermore, the Federal Trade Commission (“FTC”) also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal information, fail to implement policies to protect personal information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. Failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (the “GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain.  Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI, and new laws regulating AI are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale compute centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI. Already, agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI. Legislation related to AI has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.

In Europe, on March 13, 2024, the European Parliament passed the EU Artificial Intelligence Act (“EU AI Act”) which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act will enter into force twenty days after its publication in the Official Journal of the EU and will be fully effective two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making including individual profiling that results in a legal or similarly significant effect on an individual and provides rights to individuals in respect of that automated decision making. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects [the performance of our products, services, and business and the way in which we use AI. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our third-party service providers’, strategic partners’, contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We have limited experience in operating our ASRs in a variety of environments and increased interactions may lead to collisions, possible liability and negative publicity.

Our ASRs operate autonomously in environments, such as shopping malls, parking lots and stadiums, that are surrounded by various moving and stationary physical obstacles and by humans and vehicles. Such environments are prone to collisions, unintended interactions and various other incidents, regardless of our technology. Therefore, our ASRs have been in the past and may in the future be involved in a collision with any number of such obstacles. Our ASRs contain a number of advanced sensors that are designed to prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nonetheless, real-life environments, especially those in crowded areas, are unpredictable and situations have in the past arisen and may in the future arise in which the ASRs may not perform as intended. Infrequent, but highly publicized incidents of autonomous vehicle and human interactions, including involving our ASRs, have focused consumer attention on the safety of our and other systems. We cannot assure you that a collision, including with property or with humans, will not occur. Any such collision or other incident could damage the ASR, lead to personal injury or property damage, and may subject us to lawsuits. Moreover, any actual or perceived incident, even without any resulting damage, may lead to adverse publicity for us. Such lawsuits or adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products, infrastructure, and employees.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of, and the ability of our existing customers and new customers to access and use, our products solutions, including pursuant to our pilot programs. We have experienced, and may in the future experience, delays, incidents, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our [products, network infrastructure, cloud infrastructure and website]. Problems with the reliability or security of our products or systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and operating results.

Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses, reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers not to purchase our products after pilot programs or renew their subscription purchases of our products.

Our failure to implement and maintain effective internal control over financial reporting may result in material misstatements in our financial statements, which could in the future require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our ability to fundraise.

We have in the past and may in the future identify material weaknesses in our internal control over financial reporting. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. If a material weakness were to exist, it could result in errors in our financial statements that could result in a restatement of financial statements and cause us to fail to meet our reporting obligations. If our internal control over financial reporting is ineffective or if we are unable to effectively identify or remediate any material weaknesses in a timely manner, or if our disclosure controls and procedures are ineffective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to sell our securities and to conduct future fundraising.

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

We have a government customer and are seeking additional government customers, which would subject us to risks including early termination, audits, investigations, sanctions, or penalties.

The Company is actively seeking to secure a material amount of business from the U.S. federal government. The Company has entered into its first government contract with the VA. These types of agreements may subject the Company to statutes, regulations and contract obligations applicable to companies doing business with the government. Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify federal government contracts, in whole or in part, at the government’s convenience or in the government’s best interest, including if funds become unavailable to the applicable government agency. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	compliance with complex regulations for procurement, formation, administration, and performance of government contracts under the Federal Acquisition Regulation, and agency-specific regulations supplemental to the Federal Acquisition Regulation;
●	cybersecurity obligations that require implementation of specific standards and protections mandated by the federal government and mandatory disclosure of cybersecurity incidents to government agencies;
●	specialized disclosure and accounting requirements unique to government contracts;
●	mandatory financial and compliance audits that may result in potential liability for price or cost adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●	public disclosures of certain contract and company information; and
●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs, and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can unilaterally initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination or suspension, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act. The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the U.S. government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the United States government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

Additionally, although the Company has received its Authority to Operate from the Federal Risk and Authorization Management Program (“FedRAMP”), any change to our moderate cloud solution FedRAMP status could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP status, our sales to government entities could be delayed or limited, and as a result, our business, financial condition, and results of operations would be adversely affected.

Certain of the Company’s officers and early-stage investors (who hold super voting securities), control a significant percentage of the voting rights of the Company, and they may make decisions that may not reflect the interests of other stockholders.

The holders of our Class B Common Stock and Super Voting Preferred Stock currently control a significant portion of the voting rights of the Company. Holders of our Class B Common Stock (including Mr. Li, our Chairman and Chief Executive Officer, and Stacy Dean Stephens, our EVP and Chief Client Officer) and the holders of the Super Voting Preferred Stock (collectively, the “Super Voting Stock”), are entitled to ten votes for each such share held at meetings of stockholders, subject to the provisions of Delaware law and relevant provisions of the Company’s certificate of incorporation. Holders of Class A Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock may convert their shares of Class B Common Stock into shares of Class A Common Stock on a 1:1 basis.

As of March 29, 2024, the holders of the Super Voting Stock beneficially held approximately 27.8% of the Company’s total voting rights, with Mr. Li and Mr. Stephens beneficially holding (including by irrevocable voting proxy) approximately 19.8% and 8.3%, respectively, of the Company’s voting rights (approximately 28.1% collectively). As a result, holders of the Super Voting Stock (including certain officers of the Company) will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of voting power may also delay or prevent a change in control of us and might affect the market price of our securities. The interests of these stockholders may not always coincide with the interests of other securityholders of the Company.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic and the continuing conflict in Ukraine.

The Company experienced supply chain constraints resulting from the COVID-19 pandemic, which slowed down production and negatively impacted the timing of deploying ASRs to our clients. In addition, we experienced supply chain delays as a result of the impact of the conflict in the Ukraine. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in receiving raw materials and components for production are likely to have an impact on sales and profitability in 2024 and beyond.

Risks Related to Ownership of our Class A Common Stock

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.

Our Class A Common Stock is listed on The Nasdaq Capital Market under the symbol “KSCP.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements, including maintaining a minimum bid price and a minimum market value. The inability to comply with applicable listing requirements or standards of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our Class A Common Stock, which could have a material adverse effect on our financial condition and could cause the value of our Class A Common Stock to decline.

On October 26, 2023, the Company was listed on The Nasdaq Global Market and received written notice (the “Notice”) from Nasdaq indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”), as the minimum bid price of the Company’s Class A Common Stock had been below $1.00 per share for the last 31 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s Class A Common Stock on The Nasdaq Global Market at that time.

The Company has 180 calendar days, or until April 23, 2024 to regain compliance with the Minimum Bid Price Requirement. The Company transferred to The Nasdaq Capital Market effective as of March 4, 2024. As a result, provided that the Company meets continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the bid price deficiency during the second compliance period by April 23, 2024 the Company may be eligible for an additional 180-calendar day compliance period to regain compliance with the Minimum Bid Price Requirement. If we fail to regain compliance with the Minimum Bid Price Requirement by April 23, 2024 and it is determined that we are not eligible for the 180 calendar-day extension, we expect to receive a determination letter from the Nasdaq staff that our Class A Common Stock is subject to delisting. If we receive such a determination letter, we expect to have a period of seven days to submit a written request for a review of the delisting determination by the Nasdaq Hearings Panel (the “Hearings Panel”). There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or that a Hearings Panel would grant an exception to the Minimum Bid Price Requirement to give us additional time to comply with the rule.

In the event that our Class A Common Stock is delisted and not eligible for quotation on another market or exchange, trading of our Class A Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Class A Common Stock, and the price of our Class A Common Stock could decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The Company will need to seek additional funds in the future.

The Company projects operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. See Liquidity and Capital Resources. We will require additional funds to maintain our operations and respond to business challenges and opportunities, including the need to develop new products or enhance our existing products, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds, such as our current at-the-market offering program.

We are currently authorized to issue 114,000,000 shares of Class A common stock. On February 23, 2024, we filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held on April 5, 2024 to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A Common Stock from 114,000,000 to 228,000,000 (the “Share Increase Amendment”). Our ability to conduct financing activities, including our at-the-market offering program, will be limited unless the Share Increase Amendment is approved. If we raise additional funds through further issuances of equity or debt securities, including through our at-the-market offering program, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock.

Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. See “Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.” Such financing could also require us to pledge assets as security for borrowings. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This could require us to modify our business plan, for example, by delaying the expansion of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its platforms, seek alternative financing arrangements, declare bankruptcy or terminate its operations entirely.

Our stock price may be volatile.

The market price of our Class A Common Stock may be thinly traded, highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Fluctuations in and unpredictability of our sales cycle;
●	Changes to the physical security and technology industries;
●	Current and future competition;
●	Additions or departures of key personnel;
●	Additional sales of our Class A Common Stock and other securities;
●	Our ability to execute our business plan;
●	Operating results that fall below expectations;
●	Loss of any strategic relationship;
●	Continued access to working capital funds;

●	Economic and other external factors; and
●	The threat of terrorism, geopolitical tensions, and general disruptions in the global economy, including the impacts of military action, financial and economic sanctions, and increasing geopolitical tensions related to the ongoing conflicts between Russia and Ukraine and Israel and its surrounding areas.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Class A Common Stock. As a result, you may be unable to resell your shares at a desired price.

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

If financial securities industry analysts continue not to publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Class A Common Stock could be negatively affected.

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

Future issuances of debt securities, which would rank senior to our common equity in bankruptcy or liquidation, or future issuances of preferred stock, which would rank senior to our common equity for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Class A Common Stock.

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

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our Class A Common Stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the last day of the fiscal year in which the fifth anniversary of the completion of our listing on Nasdaq occurs.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, extended transition periods for complying with new accounting standards, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our Class A Common Stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our Class A Common Stock, increased price fluctuation, and a decrease in the trading price of our Class A Common Stock.

We have incurred and will continue to incur increased costs as a result of operating as a listed public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a listed public company, and particularly in the future when we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we have not incurred in the past. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a listed public company or the timing of such costs.

Substantial future sales or issuances of our securities, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our Class A Common Stock in the public market, the conversion of the securities convertible into Class A Common Stock and subsequent sale of the underlying securities, or the perception that these sales or conversion could occur, could adversely affect the price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional shares. Such shares of Class A Common Stock are generally freely tradable without restriction under the Securities Act. Furthermore, holders of our preferred stock have the option to convert their shares of preferred stock into shares of our common equity, which may be subsequently sold in the market. In addition, the applicable conversion rates for certain of our preferred stock and/or warrants, may be adjusted based on future issuances of our Class A Common Stock, which may lead to the issuance of additional shares of Class A Common Stock. The issuance and sale of substantial amounts of shares of our Class A Common Stock, or announcement that such issuances and sales may occur, could adversely affect the market price of our Class A Common Stock. If there are more shares of Class A Common Stock offered for sale than buyers are willing to purchase, then the market price of our Class A Common Stock may decline to a market price at which buyers are willing to purchase the offered shares of Class A Common Stock and sellers remain willing to sell the shares.

In the future, we may also issue additional securities given our need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

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

Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect.

Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. We may experience pressure to make commitments relating to ESG matters that affect us; however, we may not agree that particular initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or stakeholder relations. If we do not, or are perceived by stakeholders to not, take sufficient action to respond to ESG matters, we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed requirements to disclose a variety of climate-related information, in addition to other rules, which could require us to incur significant costs for monitoring and compliance. This and other regulations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Short sellers of our stock may be manipulative and may drive down the market price of our Class A Common Stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

In July and August of 2023, Capybara Research and Igor Appelboom issued short reports on us, which were followed by significant decreases in the price of our Class A Common Stock over the remainder of 2023. We believe the claims made by Capybara Research and Igor Appelboom are without merit. On December 20, 2023, we filed a federal lawsuit in the United States District Court for the Southern District of New York, alleging that Capybara Research and Igor Appelboom take short positions in publicly traded companies and release fraudulent, disparaging reports in order to drive the company’s stock price down for their own financial benefit. There is no assurance that we will be successful in this or any other litigation.

As a public entity, we may be the subject of additional concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our Class A Common Stock may decline as a result of their actions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the FedRAMP framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the FedRAMP requirements as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is part of our overall enterprise risk management program. Our cybersecurity risk management program includes:

●	Security assessments are designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment.

●	A cyber security leader is principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents.
●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.
●	Cybersecurity awareness training for all our employees.
●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our management team, includes Mercedes Soria, EVP and Chief Intelligence Officer /Chief Information Security Officer, (“CISO”) has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. who has over 3 years of cyber risk management experience, is responsible for assessing and managing our material risks from cybersecurity threats. Ms. Soria has successfully led the Company’s FedRAMP (Federal Risk and Authorization Management Program) Authority to Operate (ATO) review process. Achieving a FedRAMP Authority to Operate (ATO) signifies that Knightscope has met a comprehensive and rigorous set of cybersecurity standards designed for the protection of federal information systems. The FedRAMP process is designed to ensure that service providers implement and maintain strong cybersecurity practices. As part of her responsibilities, Ms. Soria and her team will continue to monitor our systems for vulnerabilities, implement required updates, and undergo periodic reassessments thus ensuring that our cybersecurity practices remain effective over time.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment and our products.

Item 2. Properties

Knightscope currently leases its premises and owns no significant plant or equipment. The Company’s approximately 15,000 square foot facility in Mountain View, California serves as its headquarters, where it designs, engineers, tests, manufactures and supports all of its ASR technologies. The Company wholly owns its ASRs and typically builds in batches based on client demand, refraining where possible in stocking inventory or finished products. The ECDs are designed and assembled in the Company’s two 6,540 and 4,254 square foot facilities located in Irvine and Downey, California, respectively.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers and Directors

The following table provides information regarding our executive officers as of the filing of this Annual Report on Form 10-K:

Name	Title/Position	Age
William (“Bill”) Santana Li	Chairman and Chief Executive Officer	54
Stacy Dean Stephens	EVP and Chief Client Officer	51
Apoorv S. Dwivedi	EVP and Chief Financial Officer	43
Mercedes Soria	EVP and Chief Intelligence Officer / CISO	50
Aaron J. Lehnhardt	EVP and Chief Design Officer	52
William (“Will”) G. Billings	Director	47
Robert (“Bob”) A. Mocny	Director	66
Melvin (“Mel”) W. Torrie	Director	53

Executive Officers

William (“Bill”) Santana Li has served as the Company's Chairman and Chief Executive Officer (“CEO”) since April 2013, when he co-founded the Company. Mr. Li is an American entrepreneur with over 30 years of experience from working in the global automotive sector and founding and leading a number of startups. From 1990 to 1999, Mr. Li held multiple business and technical positions at Ford Motor Company across four continents. His positions at Ford ranged from component, systems, and vehicle engineering with the Visteon, Mazda, and Lincoln brands; to business and product strategy on the United States youth market, India, and the emerging markets in Asia-Pacific and South America; as well as the financial turnaround of Ford of Europe. In addition, he was on the “Amazon” team, which established an all-new modular plant in Brazil. Subsequently, he served as Director of Mergers & Acquisitions. After internally securing $250 million in financing, Mr. Li founded and served as COO of GreenLeaf LLC, a Ford Motor Company subsidiary that became the world’s second largest automotive recycler. Under his leadership, GreenLeaf grew to more than 600 employees, 20 locations worldwide, and annual sales of approximately $150 million. After successfully establishing GreenLeaf, Mr. Li was recruited by SoftBank Venture Capital to establish and serve as the President and CEO of the Model E Corporation, a newly established automobile manufacturer that focused on the “Subscribe and Drive” model in California. Mr. Li also founded Carbon Motors Corporation in 2003, and as its Chairman and CEO until February 2013, focused it on developing the world’s first purpose-built law enforcement patrol vehicle. Carbon Motors Corporation filed for Chapter 7 liquidation in June 2013. Mr. Li earned a BSEE from Carnegie Mellon University and an MBA from the University of Detroit Mercy. He is married to Mercedes Soria, the Company’s EVP and Chief Intelligence Officer / CISO. The Board believes Mr. Li is qualified to serve on our Board due to his more than 30 years of experience in various industries, including as our Chairman and CEO, and co-founder of the Company.

Stacy Dean Stephens has served as our EVP and Chief Client Officer since May 2013 and co-founded the Company in April 2013. Previously, he co-founded Carbon Motors Corporation with Mr. Li, where he led marketing operations, sales, product management, partnership marketing and client service. At Carbon Motors, Mr. Stephens established the “Carbon Council,” a client interface and users group consisting of over 3,000 law enforcement professionals across all 50 states and actively serving over 2,200 law enforcement agencies. Carbon Motors Corporation filed for Chapter 7 liquidation in June 2013. Prior to co-founding Carbon Motors Corporation, Mr. Stephens served as a police officer for the Coppell (Texas) Police Department from 2000 to 2002. Mr. Stephens studied aerospace engineering at the University of Texas in Arlington. He subsequently earned a degree in criminal justice and graduated as valedictorian from Tarrant County College in Fort Worth, Texas. He is a member of the International Association of Chiefs of Police (“IACP”) and also sits on the IACP Division of State Associations of Chiefs of Police SafeShield Project, which seeks to critically examine existing and developing technologies for the purpose of preventing and minimizing officer injuries and fatalities.

Apoorv S. Dwivedi has served as the EVP and Chief Financial Officer of the Company since January 2024. Mr. Dwivedi most recently served as the Chief Financial Officer of Nxu, Inc. from January 2022 until December 2023. Prior to his CFO role at Nxu, Dwivedi served as Director of Finance for Cox Automotive from 2019 to January 2022 where he successfully ran the Manheim Logistics business.

From 2018 to 2019, he was the Director of Presales within the finance solutions group at Workiva, and from 2010 to 2017 Mr. Dwivedi served in several corporate finance roles of increasing responsibility at the General Electric Company across both the GE Capital and GE Industrial businesses. Mr. Dwivedi began his career at ABN-AMRO, N.A. and was instrumental in building one of the first data analytics teams at Sears Holdings Company. Mr. Dwivedi earned his Bachelors in Finance from Loyola University – Chicago and his MBA from Yale School of Management.

Mercedes Soria has served as our EVP and Chief Intelligence Officer since May 2013 and has been with Knightscope since April 2013. Ms. Soria is a technology professional with over 15 years of experience in systems development, life cycle management, project leadership, software architecture and web applications development. Ms. Soria led IT strategy development at Carbon Motors Corporation from 2011 until 2013. From 2002 to 2010, Ms. Soria was Channel Manager and Software Development Manager for internal operations at Deloitte & Touche LLP. From 1998 to 2002, Ms. Soria worked as a software developer at Gibson Musical Instruments leading the effort to establish its online presence. Ms. Soria obtained Bachelor and Master’s degrees in Computer Science from Middle Tennessee State University with honors, as well as an Executive MBA from Emory University. She is also a certified Six Sigma green belt professional and a member of the Society of Hispanic Professional Engineers. She is married to William Santana Li, the Company’s Chairman and Chief Executive Officer.

Aaron Lehnhardt has served as our Chief Design Officer since November 2015. Previously, from the Company’s inception in April 2013 until November 2015, Mr. Lehnhardt served as Chief Designer of the Company. From 2002 to April 2013, Mr. Lehnhardt was the co-owner of Lehnhardt Creative LLC where he worked on advanced propulsion vehicle design, personal electronics, product design, video game design, and concept development work. From 2004 to 2011, Mr. Lehnhardt was Chief Designer at California Motors (“Calmotors”), where he led the design for various concepts for HyRider hybrid vehicles, the Calmotors 1000 horsepower hybrid super car, Terra Cruzer super off-road vehicle, multiple vehicles for the U.S. Military, and various other hybrid and electric vehicles. He was also the lead designer and partner of Ride Vehicles LLC, a sister company to Calmotors, which worked on a 3-wheeled, standup personal mobility vehicle.

Directors

William (“Bill”) Santana Li’s background information is set forth under “Executive Officers” above.

William (“Will”) G. Billings has served as a director since February 2024. He has served as the vice president of finance and chief accounting officer of GlobalFoundries, one of the world’s leading semiconductor manufacturers, since November 2021, where he is responsible for overseeing the company’s global finance and accounting operations. Prior to joining GlobalFoundries, from August 2021 to November 2021, Mr. Billings was vice president of accounting and chief accounting officer at Coursera, an online course provider. Before that, he served as the Global Corporate Controller of Airbnb, Inc., an online marketplace for lodging and tourism activities, from July 2019 to August 2021. Prior to that, Mr. Billings served as Vice President of Finance and Global Controller at World Fuel Services Corporation, an energy, commodities, and services company, from November 2015 to July 2019. From November 2013 to October 2015, Mr. Billings served as Global Technical Controller of General Electric Company, a multinational energy, equipment, solutions and services company. Mr. Billings is a certified public accountant and holds a Bachelor of Science degree in accounting from Southern University A&M and a Master of Business Administration degree from Rice University. The Board believes Mr. Billings is qualified to serve on the Board due to his significant finance, accounting, and operations experience.

Robert (“Bob”) A. Mocny has served as a director since February 2024. He has been a strategic advisor to the Biometrics Institute Limited since May 2020, a venture partner at Ridge Lane, LP since May 2020, a principal at Deep Water Point & Associates since May 2020, and has provided technical expertise to the Center for National Security and Immigration on immigration related legislation since June 2021. He previously served in various roles at the U.S. Department of Homeland Security (the “DHS”) from April 2001 to February 2020, most recently as the deputy director of technology and innovation at the Federal Protective Service of the DHS from October 2016 to February 2020. Prior to the DHS, Mr. Mocny served at the Immigration and Naturalization Service of the Department of Justice from December 1992 to April 2001, culminating in his role as the Special Assistant to the Deputy Commissioner from April 1998 to April 2001. Mr. Mocny has spearheaded numerous technology innovation initiatives, including office automation software programs and the development of the Secure Electronic Network for Travelers Rapid Inspection (or “SENTRI”) program, which was recognized with a Hammer Award by Vice President Al Gore and is now one of the core Trusted Traveler programs operated by DHS. Mr. Mocny holds a bachelor’s degree in Soviet Studies from the University of California at Santa Barbara. The Board believes Mr. Mocny is qualified to serve on the Board due to his significant security, law enforcement and government experience and technological expertise.

Melvin (“Mel”) W. Torrie has served as a director since February 2024. He has served as the chief executive office, president, and chairman of the board of directors of Autonomous Solutions Inc. (“ASI”) since November 2000. ASI was founded in 2000 as a spinoff from Utah State University and provides technology to create fully autonomous vehicles by retrofitting existing equipment. In his role at ASI, Mr. Torrie has piloted robotic development partnerships with some of the largest vehicle manufacturers in the world. Mr. Torrie has taught at Utah State University and is a frequent keynote speaker and trainer on the topics of artificial intelligence, machine learning, autonomous vehicles, industrial robotics, and leadership. Mr. Torrie has a master’s degree in electrical engineering and a computer science minor from Utah State University. The Board believes Mr. Torrie is qualified to serve on the Board due to his significant experience in leadership and with technology, autonomous vehicles, and robotics.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A Common Stock is listed and traded on The Nasdaq Capital Market under the symbol “KSCP.” As of March 28, 2024, we had (i) 14,207 holders of record of our Class A Common Stock and (ii) 15 holders of our Class B Common Stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “Forward-Looking Statements” and “Risk Factors” herein, for a discussion of the uncertainties, risks, assumptions, and other important factors associated with these statements. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

A discussion of our comparison between 2023 and 2022 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2022 and 2021 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.knightscope.com).

Overview

Knightscope is a public safety advanced technology company that builds fully autonomous security robots and blue light emergency communications systems. Our technologies are designed to help our clients protect the people, places, and things where we live, work, study, and visit. Our technologies are made in the USA and allow public safety professionals to more effectively identify, deter, intervene, capture, and prosecute criminals.

To support our mission to make the USA the safest country in the world, we design, develop, manufacture, market, deploy and support ASRs, autonomous charging stations, the KSOC software user interface, Blue Light emergency communication devices, and our newly released KEMS software platform.

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

Our ECDs that comprise our K1B portfolio of products consist of the K1 Blue Light Tower, E-Phone, and the K1 Call Box. Tower devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offer a smaller, yet still highly visible, footprint than the towers, but with the same reliable communication capabilities. In October 2022, we completed the acquisition of substantially all of the assets of Case Emergency Systems (the “CASE Acquisition”), which consisted of their emergency call box and communications business.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, Machine-as-a-Service (“MaaS”) business model, which includes the ASR machine as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our stationary ECD technologies are sold as point-of-sale modular systems, including Knightscope’s exclusive, self-diagnostic, alarm monitoring software solution that provides system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services which was announced in 2023 as the Knightscope Emergency Communication System (“KEMS”) platform. The cloud-based application monitors the system wide state-of-health, alerts users concerning operational issues, provides technicians real-time error detection/diagnostics, and collects/reports system performance statistics.

Our current strategy for all products and services is to focus solely on USA sales and deployments for the foreseeable future before considering global expansion.

The Company has incurred net losses since inception. Our net loss was $22.1 million for the year ended December 31, 2023 and $25.6 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $161.5 million. Cash and cash equivalents on hand were $2.3 million as of December 31, 2023, compared to $4.8 million as of December 31, 2022.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 1A. Risk Factors—Risks Related to the Business and the Global Economy—We have not yet generated any profits, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

Known or Anticipated Trends

Our primary goal remains meeting client demand for additional orders of our technology, attracting new client orders, and ensuring consistent performance in the field. The Company is focused on scaling its business to meet incoming orders and increasing demand through various marketing efforts, including our nationwide Robot Roadshow and media coverage, which continues to drive an increase in orders and client inquiries.

Sales trends for the year ended December 31, 2023 showed demand across all of Knightscope’s product and service lines. The sales pipeline continues to grow, however, due to the nature of business-to-business transactions, with enterprises and government municipalities, the sales cycle is lengthy. Although we have executed some contracts in less than 30 days, in some cases negotiations can range up to several months and years, due to the client’s budget, finance, legal, cyber security, human resources, facilities and other reviews. The sales process for brand-new technology as well as mature, trusted technology requires significant streamlining and improvements, and we are taking steps to improve our sales processes to move our products through the sales pipeline quicker.

Delays due to supply chain issues and the COVID-19 pandemic that negatively impacted the Company’s performance during the first half of 2022 had largely subsided by the end of fiscal 2023, although supply chain constraints can still be unpredictable and problematic. The CASE Acquisition also contributed to a significant increase in the Company’s revenues for the year ended December 31, 2023.

Due to geopolitical events and safety requirements as well as various high-profile incidents of violence across the USA, we believe that the market for our technologies will continue to grow. We also expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

The Company is aiming to scale its business and become more streamlined, which management expects will decrease gross loss over time. Therefore, we are focusing our resources on growing the business, in order to be able to generate both a gross profit and net income. We are continually evaluating and taking a number of near-term actions to facilitate this result, and as the Company matures, we expect to obtain economies of scale and efficiency that will help to increase revenue and reduce costs over the medium to long-term. We are also focused on controlling general overhead costs, such as

●	decreasing expenditures for real estate leases;
●	optimizing team composition and size;
●	optimizing the manufacturing process through leverage of third-party manufacturers;
●	reducing telecommunication service and cloud costs to further reduce our ongoing support, repair and maintenance costs; and
●	transitioning our ASR and ECD production processes from a work cell environment to a more traditional assembly line process, for improved quality, efficiency and throughput.

Our strategy is to try to keep fixed costs as low as possible and minimize variable costs while achieving our overall growth objectives.

As of March 24, 2024, the Company had a total backlog of approximately $2.8 million, comprised of $1.8 million related to ASR orders and $1.0 million related to orders for ECDs. The Company’s continued focus on addressing supply chain constraints and implementing operational efficiencies has contributed to a reduction in the backlog, which directly contributes to increased revenue, net.

Recent Developments

On February 23, 2024, we filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held on April 5, 2024 to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A Common Stock from 114,000,000 to 228,000,000 (the “Share Increase Amendment”). See Liquidity and Capital Resources.

On October 26, 2023, the Company was listed on The Nasdaq Global Market and received written notice (the “Notice”) from Nasdaq indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”), as the minimum bid price of the Company’s Class A Common Stock had been below $1.00 per share for the last 31 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s Class A Common Stock on The Nasdaq Global Market at that time.

The Company has 180 calendar days, or until April 23, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company transferred to The Nasdaq Capital Market effective as of March 4, 2024. As a result, provided that the Company meets continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the bid price deficiency during the second compliance period by April 23, 2024, the Company may be eligible for an additional 180-calendar day compliance period, to regain compliance with the Minimum Bid Price Requirement. If we fail to regain compliance with the Minimum Bid Price Requirement by April 23, 2024, we expect to receive a determination letter from the Nasdaq staff that our Class A Common

Stock is subject to delisting. If we receive such a determination letter, we expect to have a period of seven days to submit a written request for a review of the delisting determination by the Nasdaq Hearings Panel (the “Hearings Panel”). There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or that a Hearings Panel would grant an exception to the Minimum Bid Price Requirement to give us additional time to comply with the rule.

On September 29, 2023, we filed an Offering Circular (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance. We issued Bonds totaling a principal amount of approximately $1.4 million, in aggregate, generating net proceeds to the Company of approximately $1.2 million, net of issuance costs of approximately $0.2 million during the year ended December 31, 2023. We closed the Bond issuance on March 14, 2024 and issued Bonds totaling a principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the period starting January 1, 2024 and ending on March 14, 2024. Overall, we issued Bonds totaling a principal amount of approximately $4.2 million, in aggregate, generating net proceeds to the Company of approximately $3.8 million, net of issuance costs of approximately $0.4 million during the life of the offering.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our accompanying financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of assets and liabilities at the date of our financial statements. For the Company, these estimates include, but are not limited to: deriving the useful lives of ASRs, determination of the cost of ASRs, assessing assets for impairment, accounts receivable – estimated credit losses, determination of deferred tax valuation allowances, the valuation of convertible preferred stock warrants, estimating fair values of the Company’s share-based awards, and derivative liabilities. Actual results could differ from those estimates. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our financial statements. Please see Note 1 to our financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Business Combinations

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Once the purchase accounting is finalized, any subsequent adjustments are reflected in the statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $8 thousand and $66 thousand, depreciation expense of finished ASRs included in sales and marketing expense amounted to $15 thousand and $46 thousand, and depreciation expense included in cost of revenue, net amounted to $1.6 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. ASRs, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$3,841	$2,732
ASRs in progress	1,575	773
Finished ASRs	12,130	10,198
	17,546	13,703
Accumulated depreciation on Finished ASRs	(8,701)	(7,853)
ASRs, net	$8,845	$5,850

The components of the Finished ASRs, net at December 31, 2023 and 2022 are as follows:

ASRs on lease or available for lease	$10,804	$9,002
Demonstration ASRs	607	622
Research and development ASRs	194	194
Charge boxes	525	380
	12,130	10,198
Less: accumulated depreciation	(8,701)	(7,853)
Finished ASRs, net	$3,429	$2,345

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs, property, equipment and software or intangible assets were determined to be impaired during the years ended December 31, 2023 and 2022.

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

The Company issued common stock warrants in connection with the execution of a certain debt financing during the year ended December 31, 2015. These common stock warrants are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital and were fully exercised in 2022 and none remain outstanding as of December 31, 2023. The fair value of these common stock warrants is determined using the Black-Scholes option pricing model.

On October 10, 2022, we issued common stock warrants in connection with the execution of Convertible Notes (“2022 Convertible Notes”). These warrants are recorded as derivative liabilities as it was determined they were not indeed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the statements of operations.

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

	Year ended December 31,
	2023	% of Revenue	2022	% of Revenue
Revenue, net
Service	$7,169	56%	$5,162	92%
Product	5,628	44%	469	8%
Total revenue, net	12,797	100%	$5,631	100%
Cost of revenue, net
Service	9,874	77%	8,804	156%
Product	4,947	39%	146	3%
Total cost of revenue, net	14,821	116%	8,950	159%
Gross loss	(2,024)	(16)%	(3,319)	(59)%
Operating Expenses
Research and development	6,351	50%	8,449	150%
Sales and marketing	5,179	40%	8,500	151%
General and administrative	12,585	98%	11,700	208%
Restructuring costs	149	1%	—	—%
Total operating expenses	24,264	190%	28,649	509%
Loss from operations	(26,288)	(205)%	(31,968)	(568)%
Interest expense, net	(551)	(4)%	(9,235)	(164)%
Change in fair value of warrant and derivative liability	4,910	38%	20,857	370%
Change in fair value of convertible note	—	—%	(4,650)	(83)
Other expense, net	(189)	(1)%	(647)	(11)%
Total other income, net	4,170	33%	6,325	112%
Loss before income tax expense	(22,118)	(173)%	(25,643)	(455)%
Income tax expense	—	—%	—	—%
Net loss	$(22,118)	(173)%	$(25,643)	(455)%

Revenue, net

Service revenue, net, which includes revenue generated through MaaS agreements for our ASRs and maintenance and support contracts for our K1B portfolio of ECDs, increased by approximately $2.0 million to $7.2 million, or approximately 39%, for the year ended December 31, 2023, from $5.2 million for the year ended December 31, 2022. The increase resulted from having a full year of services for ECDs after the Company’s acquisition of CASE during the fourth quarter of 2022. Product revenue of approximately $5.6 million from sales of ECDs, an increase of 1100% over the prior year, primarily represents a full year of sales as compared to product revenue of approximately $0.5 million in the prior year, as a result of the CASE Acquisition in the fourth quarter of the fiscal year ended December 31, 2022.

Cost of revenue, net

Service cost of revenue, net, representing the cost of supporting ASR MaaS and maintenance and support agreements related to ECD installations, for the year ended December 31, 2023, was approximately $9.9 million, as compared to approximately $8.8 million for the year ended December 31, 2022, representing an increase of approximately $1.1 million, or approximately 12%. The increase was due to increased warranty costs and higher service revenue volume over the prior year. As a percentage of service revenue, service cost of revenue, net decreased to 138% from 171%. The service cost of revenue, net is primarily related to the depreciation and service costs for ASRs and support and maintenance of the ECDs. Product cost of revenue, net of approximately $4.9 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, increased primarily due to the costs of ECDs sold pursuant to the CASE Acquisition during the fourth quarter of 2022.

Gross loss

Gross loss for the year ended December 31, 2023 was approximately $2.0 million, as compared to $3.3 million for the year ended December 31, 2022, representing a decrease of approximately $1.3 million, or 39%.

Research and Development

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Research and development	$6,351	$8,449	$(2,098)	(25)%
Percentage of total revenue	50%	150%

Research and development (“R&D”) expense for the year ended December 31, 2023 was approximately $6.4 million, or 50% of revenue, compared to R&D expense of $8.4 million, or 150% of revenue, for the year ended December 31, 2022. The decrease was primarily due to expense reduction initiatives taken by the Company in early 2023, which also included headcount reductions in departments that support R&D. In addition, revenue growth, which included a full year cycle of the K1B business line (formerly CASE) occurred at a higher pace than our R&D expenses, leading to the lower R&D expense as a percent of total revenue.

Sales and marketing

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Sales and marketing	$5,179	$8,500	$(3,321)	(39)%
Percentage of total revenue	40%	151%

Sales and marketing expense for the year ended December 31, 2023 was approximately $5.2 million, or 40% of revenue, compared to sales and marketing expense of $8.5 million, or 151% of revenue, for the year ended December 31, 2022. The decrease in 2023 was primarily due to lower spend on advertising activities in 2023. In addition, revenue growth, which included a full year cycle of the K1B business line (formerly CASE) occurred at a higher pace than our sales and marketing expenses, leading to the lower sales and marketing expense as a percent of total revenue.

General and administrative

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
General and administrative	$12,585	$11,700	$885	8%
Percentage of total revenue	98%	208%

General and administrative (“G&A”) expense for the year ended December 31, 2023 was approximately $12.6 million, or 98% of revenue, compared to G&A expense of approximately $11.7 million, or 208% of revenue, for the year ended December 31, 2022. The increase was primarily driven by an increase of approximately $2.5 million for investor relations expense, approximately $0.6 million for payroll expense as a result of a full year realization of the acquired CASE business, and approximately $0.3 million for real estate and property tax expense, partially offset by decreases in bonus expense of approximately $1.0 million, director and officer insurance expense of approximately $0.7 million, bad debt expense of approximately $0.6 million, and rent expense of approximately $0.3 million.

Restructuring Charges

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Restructuring Charges	$149	$—	$149	100%
Percentage of total revenue	1%	—%

We incurred restructuring charges for the year ended December 31, 2023, of $149 thousand as a result of a work force reduction initiated in January 2023.

Other Income, Net

	Year Ended
	December 31
	2023	2022	$ Change	% Change
Interest expense, net	$(551)	$(9,235)	$(8,684)	(94)%
Change in fair value of warrant and derivative liability	4,910	20,857	(15,947)	(76)%
Change in fair value of convertible note	—	(4,650)	4,650	100%
Other expense, net	(189)	(647)	458	(71)%
Total other income	$4,170	$6,325	$(2,155)	(34)%

Interest expense, net

Interest expense, net for the year ended December 31, 2023 was approximately $0.6 million, compared to interest expense net of approximately $9.2 million for the year ended December 31, 2022. The decrease in interest expense, net resulted from the full amortization of the debt discount in the year ended December 31, 2022 from the conversion of all of the notes outstanding in 2022 and paying off the promissory note issued in connection with the CASE acquisition in 2022, partially offset by interest on the Bonds issued in 2023.

Change in fair value of warrant and derivative liability

The change in the fair value of warrant and derivative liability for the year ended December 31, 2023 resulting in other income of approximately $4.9 million compared to other income of approximately $20.9 million for the year ended December 31, 2022. The change in the fair value of the warrant and derivative liability is attributable to the decrease in the fair value of the preferred stock and common stock warrants that are accounted for as a liability.

Other expense, net

Other expense, net for the year ended December 31, 2023 was approximately $0.2 million, and was incurred in connection with the Referral Agreement with Dimension Funding, LLC (see below), as compared to other expense, net of $0.6 million for the year ended December 31, 2022 attributable to transaction costs related to the CASE acquisition.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had $2.3 million and $4.8 million, respectively, of cash and cash equivalents. As of December 31, 2023, the Company also had an accumulated deficit of $161.5 million, working capital of $1.3 million and stockholders’ deficit of $26.6 million. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

Share Increase Amendment

We are currently authorized to issue 114,000,000 shares of Class A common stock. On February 23, 2024, we filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held on April 5, 2024 to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A Common Stock from 114,000,000 to 228,000,000 (the “Share Increase Amendment”). Our ability to conduct financing activities, including our at-the-market offering program, will be limited unless the Share Increase Amendment is approved.

Referral Agreement with Dimension

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

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Year ended December 31,
	2023	2022

	(In thousands)
Net cash used in operating activities	$(24,155)	$(24,064)
Net cash used in investing activities	(5,122)	(9,931)
Net cash provided by financing activities	26,849	27,956
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,428)	$(6,039)

Net Cash Used in Operating Activities

Net cash used in operating activities is influenced by the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, sell and service ECDs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities for the year ended December 31, 2023 increased by $0.1 million to $24.2 million, compared to $24.1 million for the year ended December 31, 2022. Loan discount amortization and a change in fair value of convertible notes in 2022 was immaterial in 2023 and accounted for an increase in cash used in operating activities of $13.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Changes in operating assets and liabilities, net of $6.1 million, and a decrease in stock compensation expense of $0.8 million also contributed to the increase in cash used in operating expenses for the year ended December 31, 2023 compared to the prior year. These increases were partially offset by a decrease in net loss of $3.5 million, a decrease in the change in the fair value of warrant liabilities of $15.9 million, an increase in depreciation and amortization expense of $0.7 million, an increase in stock issued for consulting services of $0.1 million and an increase in accrued interest of $0.1 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the year ended December 31, 2023 was $5.1 million compared to $9.9 million for the year ended December 31, 2022, a decrease of $4.8 million. The decrease was primarily a result of the CASE acquisition in the prior year for $5.4 million partially offset by higher investments in ASRs and equipment of $0.6 million in the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $26.8 million for the year ended December 31, 2023, a decrease of approximately $1.1 million as compared to the prior year. Our financing activities for the year ended December 31, 2023, consisted primarily of the issuance and sale of shares of Class A Common Stock for net proceeds of approximately $26.0 million, net proceeds from the issuance of Regulation A bonds of approximately $1.2 million, and Class A Common Stock issued as a result of option exercises of approximately $0.3 million, partially offset by a note repayment of approximately $0.6 million.

Warrants to Purchase Shares of, Series m-3 Preferred Stock

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

The 2022 Common Stock Warrants are recorded as derivative liabilities as it was determined they are not indexed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the statements of operations.

During the year ended December 31, 2023, the Company issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. As of December 31, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. The 2022 Common Stock Warrants remain outstanding.

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

During the year ended December 31, 2023 we sold and issued 851,109 shares of Class A Common Stock under the Purchase Agreement for total net proceeds of $1.3 million.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, as sales agent, in connection with which we filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing us to offer and sell from time to time of up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, our prospectus supplement provided that in no event would we sell any securities in a public primary offering with a value exceeding one-third of our non-affiliated public float in any 12-month period unless our non-affiliated public float subsequently rose to $75.0 million or more.

On August 18, 2023, after our non-affiliated public float subsequently rose to an amount greater than $75.0 million, we filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

For the year ended December 31, 2023, we issued 25,734,332 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $16.4 million, net of brokerage and placement fees of approximately $0.6 million pursuant to the February Prospectus Supplement, and 11,817,912 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $8.2 million, net of brokerage and placement fees of approximately $0.3 million pursuant to the August Prospectus Supplement.

Public Safety Infrastructure Bonds

We filed an Offering Circular dated September 29, 2023 (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance.  We issued Bonds totaling a principal amount of approximately $1.4 million, in aggregate, generating net proceeds to the Company of approximately $1.2 million, net of issuance costs of approximately $0.2 million. We closed the Bond issuance on March 14, 2024 and issued Bonds totaling a principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the period starting January 1, 2024 and ending on March 14, 2024. Overall, we issued Bonds totaling a principal amount of approximately $4.2 million, in aggregate, generating net proceeds to the Company of approximately $3.8 million, net of issuance costs of approximately $0.4 million during the life of the offering.

Promissory Note

On June 30, 2023, Knightscope and CASE executed a Promissory Note Partial Payment and Extension Agreement, whereby the maturity date of the Seller’s Note (“Note”) issued on October 14, 2022 in the amount of $560,000 in connection with the acquisition of CASE was extended to October 6, 2023. The balance of the Note was payable in two installments with the first payment made July 10, 2023 and the final payment made on October 5, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data

KNIGHTSCOPE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knightscope, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Knightscope, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the USA.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, available cash and cash used in operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California

April 1, 2024

KNIGHTSCOPE, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,282	$4,810
Restricted cash	100	—
Accounts receivable, net of allowance for credit losses	2,090	1,370
Inventory	2,320	2,560
Prepaid expenses and other current assets	1,421	1,349
Total current assets	8,213	10,089
Autonomous Security Robots, net	8,845	5,850
Property, equipment and software, net	857	614
Operating lease right-of-use-assets	1,458	2,012
Goodwill	1,922	1,344
Intangible assets, net	1,557	2,056
Other assets	122	117
Total assets	$22,974	$22,082

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,858	$2,457
Accrued expenses	1,145	2,403
Deferred revenue	1,741	1,711
Debt obligations	—	2,144
Operating lease liabilities, current	733	731
Other current liabilities	1,469	1,063
Total current liabilities	6,946	10,509
Debt obligations	1,242	6,554
Preferred stock warrant liability	5,976	10,011
Derivative liability	271	1,146
Other noncurrent liabilities	259	356
Operating lease liabilities, noncurrent	711	1,309
Total liabilities	15,405	29,885

Commitments and contingencies (Note 11)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of December 31, 2023 and 2022, 9,499,083 and 11,351,841 shares issued and outstanding at December 31, 2023 and 2022, respectively; aggregate liquidation preference of $35,361 and $37,733 as of December 31, 2023 and 2022, respectively	34,203	35,783

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of December 31, 2023 and 2022, 80,188,600 and 28,029,238 shares issued and outstanding as of December 31, 2023 and 2022, respectively	80	28
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of December 31, 2023 and 2022, 9,357,822 and 10,319,884 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	10
Additional paid-in capital	134,735	95,716
Accumulated deficit	(161,458)	(139,340)
Total stockholders’ deficit	(26,634)	(43,586)
Total liabilities, preferred stock and stockholders’ deficit	$22,974	$22,082

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022
Revenue, net
Service	$7,169	$5,162
Product	5,628	469
Total revenue, net	12,797	5,631
Cost of revenue, net
Service	9,874	8,804
Product	4,947	146
Total cost of revenue, net	14,821	8,950
Gross loss	(2,024)	(3,319)

Operating expenses:
Research and development	6,351	8,449
Sales and marketing	5,179	8,500
General and administrative	12,585	11,700
Restructuring Charges	149	—
Total operating expenses	24,264	28,649

Loss from operations	(26,288)	(31,968)

Other income:
Interest expense, net	(551)	(9,235)
Change in fair value of warrant and derivative liability	4,910	20,857
Change in fair value of convertible note	—	(4,650)
Other expense, net	(189)	(647)
Total other income	4,170	6,325

Loss before income tax expense	(22,118)	(25,643)
Income tax expense	—	—
Net loss	$(22,118)	$(25,643)
Basic and diluted net loss per share of Class A and Class B Common Stock	$(0.34)	$(0.72)
Weighted average shares used to compute basic and diluted net loss per share	65,933,820	35,551,120

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands except share data)

	Series m		Series m-1		Series m-2				Series m-4				Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Series m-3		Preferred		Series S		Preferred		Preferred		Common		Common				Total
	Stock		Stock		Stock		Preferred Stock		Stock		Preferred Stock		Stock		Stock		Stock		Stock		Additional	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Deficit
Balance as of January 1, 2022	4,574,917	$11,881	186,872	$1,319	1,251,666	$3,755	16,757	$46	—	$—	3,705,239	$29,995	6,155,564	$2,663	3,726,092	$7,559	5,936,929	$6	13,131,197	$13	30,745	$(113,697)	$(82,933)

Stock based compensation																					3,539		3,539

Warrants exercised																	156,483				370		370

Conversion of debt obligations to Class A Common Stock																	6,513,385	7			16,004		16,011

Stock options exercised																	370,235		25,000		551		551

Offering proceeds, net of issuance costs																	2,236,619	2			19,623		19,625

Proceeds from equity sale, net of issuance costs																	1,307,950	1			2,878		2,879

Shares issued for consulting services																	236,567				653		653

Share conversion to Class A Common Stock	(2,719,589)	(7,063)	(186,872)	(1,319)	(1,091,666)	(3,275)	(16,757)	(46)			(990,507)	(8,018)	(3,069,404)	(1,328)	(190,471)	(386)	11,271,070	12	(2,836,313)	(3)	21,427		21,436

Share conversion costs																					(74)		(74)

Net loss																						(25,643)	(25,643)

Balance as of December 31, 2022	1,855,328	4,818	—	—	160,000	480	—	—	—	—	2,714,732	21,977	3,086,160	1,335	3,535,621	7,173	28,029,238	28	10,319,884	10	95,716	(139,340)	(43,586)

Stock based compensation																					2,726		2,726

Conversion of debt obligations to Class A Common Stock																	10,432,428	11			8,581		8,592

Stock options exercised																	213,020		238,000		263		263

Proceeds from equity sale, net of issuance costs																	38,403,353	38			25,880		25,918

Share conversion to Class A Common Stock	(75,675)	(197)									(72,542)	(587)	(1,667,779)	(721)	(36,762)	(75)	3,110,561	3	(1,200,062)	(1)	1,578		1,580

Share conversion costs																					(9)		(9)

Net loss																						(22,118)	(22,118)

Balance as of December 31, 2023	1,779,653	$4,621	—	$—	160,000	$480	—	$—	—	$—	2,642,190	$21,390	1,418,381	$614	3,498,859	$7,098	80,188,600	$80	9,357,822	$9	$134,735	$(161,458)	$(26,634)

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(22,118)	$(25,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,364	1,710
Stock compensation expense	2,726	3,539
Change in fair value of warrant and derivative liability	(4,910)	(20,857)
Change in fair value of convertible note	—	4,650
Amortization of debt discount	5	8,878
Loss from damage of Autonomous Security Robots	19	—
Common stock issued in exchange for consulting services	385	267
Non-cash interest	454	343
Changes in operating assets and liabilities:
Accounts receivable	(720)	181
Inventory	240	(41)
Prepaid expenses and other current assets	(457)	361
Other assets	(5)	(11)
Accounts payable	(599)	944
Accrued expenses	(1,258)	1,213
Deferred revenue	(548)	607
Other current and noncurrent liabilities	267	(205)
Net cash used in operating activities	(24,155)	(24,064)

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	(5,421)
Purchase of Autonomous Security Robots	(4,665)	(4,399)
Purchase of property and equipment	(457)	(111)
Net cash used in investing activities	(5,122)	(9,931)

Cash Flows From Financing Activities
Proceeds from stock options exercise	263	551
Proceeds from issuance of REG A Bonds, net of issuance costs	1,237	—
Proceeds for the issuance of convertible notes, net of issuance costs	—	3,157
Offering proceeds, net of issuance costs	—	19,625
Proceeds from issuance of warrants, net of issuance costs	—	1,818
Proceeds from equity sale, net of issuance costs	25,918	2,879
Net repayments from financing obligations	(560)	—
Share conversion costs	(9)	(74)
Net cash provided by financing activities	26,849	27,956
Net change in cash and cash equivalents	(2,428)	(6,039)
Cash, cash equivalents and restricted cash at beginning of year	4,810	10,849
Cash, cash equivalents and restricted cash at end of year	$2,382	$4,810

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Goodwill adjustment	$578	$—
Cashless exercise of warrants for preferred stock	$—	$370
Conversion of preferred stock to common stock	$1,580	$21,436
Conversion of debt obligations to Class A Common Stock	$8,592	$16,011
Fair value of shares issued for consulting services	$—	$386
Operating lease liabilities arising from obtaining right of use asset	$134	$—
Holdback liability for acquisition of business included in accrued liabilities	$—	$232

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands, unless otherwise stated)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc., was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. (the “Company”) is a public safety advanced technology company that builds fully autonomous security robots and blue light emergency communications systems. The Company’s mission is to make the USA the safest country in the world by helping to protect the people, places, and assets where we live, work, study and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Emergency Communication Devices (“ECDs” which include, its newly released Knightscope Emergency Management System (“KEMS”) platform.

Basis of Presentation and Liquidity

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of scaling the business and research and development activities related to the development, continued improvement, and deployment of the Company’s ASRs (hardware and software).

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $2.3 million as of December 31, 2023, compared to $4.8 million as of December 31, 2022. The Company has historically incurred losses and negative cashflows from operations. As of December 31, 2023, the Company also had an accumulated deficit of $161.5 million, working capital of $1.3 million and stockholders’ deficit of $26.6 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A Common Stock and generating net proceeds of approximately $20.2 million. Following the Company’s listing on Nasdaq on January 27, 2022, in April 2022, Knightscope established a $100 million committed equity facility with B. Riley Principal Capital, LLC, enabling the Company to access capital in its discretion, as required, subject to market conditions. After the Class A Common Stock had been listed for a year, the Company filed a registration statement for up to $20 million for an at-the-market offering agreement on February 1, 2023 with H.C. Wainwright & Co., LLC. In August 2023, the Company filed a new prospectus supplement providing for the offering and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with SEC rules. This facility provides the Company with additional access to capital, as needed, subject to market conditions. On September 29, 2023, the Company filed an Offering Circular (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations or discontinue operations completely. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the USA and substantially all revenue is attributed to sellers and buyers based in the USA.

Comprehensive Loss

Comprehensive loss is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for years ended December 31, 2023 and 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs, property and equipment and intangible assets, certain estimates required within revenue recognition, warranty and allowance for credit losses, determination of deferred tax valuation allowances, estimating fair values of the Company’s share-based awards, warrant liability, and derivative liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

Restricted Cash

The Company has restricted cash as collateral for the Company’s corporate credit card program. As of December 31, 2023 and 2022, the carrying value of restricted cash was $0.1 and $0 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company monitors the credit exposure of its cash, cash equivalents, and restricted cash balances by reviewing the credit worthiness of the financial institutions in which it holds its cash. Such reviews may result in the Company moving its cash to banks with more solid balance sheets. Cash, cash equivalents, and restricted cash deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, the Company has not experienced any losses on such accounts. As of December 31, 2023 and 2022, the Company had cash, cash equivalent, and restricted cash balances exceeding Federal Deposit Insurance Corporation (“FDIC”) insured limits by $2.1 million and $4.6 million, respectively. The Company intends to monitor the stability of the financial institutions in which it keeps its liquid funds in order to mitigate against the exposure to loss of funds and delays in accessing cash.

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface KSOC as well as the sale of ECDs. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded an immaterial allowance for credit losses on its accounts receivable as of December 31, 2023 compared to an allowance of $0.2 million on its accounts receivable balance as of December 31, 2022.

As of December 31, 2023, the Company had one client whose accounts receivable balance, including unbilled amounts, totaled 10% or more of the Company’s total accounts receivable (34%) compared with three such clients as of December 31, 2022 (13%,12% and 12%).

For the year ended December 31, 2023, the Company had two client who individually accounted for 10% or more of the Company’s total revenue, net (10%) compared with no clients accounting for 10% or more of total revenue for the year ended December 31, 2022.

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

	December 31,
	2023	2022
Raw materials	$2,112	$2,032
Work in process	82	—
Finished goods	126	528
	$2,320	$2,560

Prepaid expenses and other current assets

Prepaid and other current assets is comprised of the following (in thousands):

	December 31,
	2023	2022
Prepaid inventory	$123	$66
Prepaid expense	488	901
Other receivables	362	—
Research and development tax credit	376	376
Other current assets	72	6
	$1,421	$1,349

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $8 and $66, depreciation expense of finished ASRs included in sales and marketing expense amounted to $15 and $46, and depreciation expense included in cost of revenue, net amounted to $1.6 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

ASRs, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$3,841	$2,732
ASRs in progress	1,575	773
Finished ASRs	12,130	10,198
	17,546	13,703
Accumulated depreciation on Finished ASRs	(8,701)	(7,853)
ASRs, net	$8,845	$5,850

The components of the Finished ASRs, net, are as follows (in thousands):

	December 31,
	2023	2022
ASRs on lease or available for lease	$10,804	$9,002
Demonstration ASRs	607	622
Research and development ASRs	194	194
Charge boxes	525	380
	12,130	10,198
Less: accumulated depreciation	(8,701)	(7,853)
Finished ASRs, net	$3,429	$2,345

Property, Equipment and Software, net

Property, equipment and software, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Computer equipment, software and furniture, fixtures and equipment are depreciated over useful lives ranging from three to five years, and leasehold improvements are depreciated over the respective lease term or useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheets and any resulting gain or loss is reflected in the statements of operations in the period realized.

Property, equipment, and software, net as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31
	2023	2022
Computer equipment	$258	$258
Software	8	8
Furniture, fixtures and equipment	1,245	788
Leasehold improvements	46	46
	1,557	1,100
Accumulated depreciation and amortization	(700)	(486)
Property, equipment and software, net	$857	$614

Depreciation and amortization expense on property, equipment and software included in research and development expenses amounted to $27 and $47, for cost of revenue, net amounted to $173 and $29, and for sales and marketing amounted to $8 and $0 for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense relating to general and administrative expenses was insignificant for all periods presented.

Business Acquisitions

The Company performs valuations of assets acquired and liabilities assumed for acquisitions and allocates the purchase price to its respective net tangible and intangible assets, and liabilities based on their estimated fair values. Any residual purchase price is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. During the measurement period, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, all adjustments are recorded to the Company’s statements of operations.

During the quarter ended June 30, 2023, the Company became aware of an error in the calculation of deferred revenue and goodwill associated with the CASE Emergency Systems acquisition in October of 2022. The error resulted in an understatement of acquired deferred revenue and goodwill in the amount of $578. As such, the June 30, 2023 condensed balance sheet has been adjusted to increase goodwill and deferred revenue by $578. Based on an analysis of Staff Accounting Bulletin 108, “Quantifying Misstatements” and Staff Accounting Bulletin 99, “Materiality,” the Company has determined that these errors were immaterial to the previously issued audited financial statements for the year ended December 31, 2022 and the unaudited condensed financial statements for the quarters ended March 31, 2023 and June 30, 2023.

Goodwill and Acquired Intangible Assets

The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill annually, at the end of the year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Since inception through December 31, 2023, the Company did not have any goodwill impairment.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. None of the Company’s ASRs, property, equipment and software or intangible assets were determined to be impaired during the year ended December 31, 2023 and 2022.

Leases

The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s balance sheets. The Company does not have any finance lease ROU assets or liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

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

The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) occurs. Operating lease costs for lease payments is recognized on a straight-line basis over the lease term.

The adjustments due to the adoption of ASC 842 primarily related to the recognition of an operating lease ROU asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease ROU asset and liability were recognized at the adoption date of ASC 842, based on the present value of lease payments over the remaining lease term. In determining the net present value of lease payments, the Company used its borrowing rate of 12.0% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2023, the Company’s incremental borrowing rate for its real estate operating leases range from 5.25% to 16% dependent upon the weighted-average remaining lease term of 1.9 years for the Company’s leased properties.

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

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Sales tax	$364	$419
Customer and vendor deposits	239	50
Warranty liability	406	145
Other	460	449
	$1,469	$1,063

Accrued Warranty

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the statements of operations in cost of revenue, net - product. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Change in the warranty liability for the years ended consisted of the following:

	December 31,
	2023	2022
Balance January 1,	$145	$—
Provision for warranties issued during the year	675	288
Warranty services provided	(414)	(143)
	$406	$145

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued bonuses	$—	$961
Payroll and payroll taxes	604	696
Legal, consulting, and financial services	117	542
Credit cards	244	188
Other	180	16
	$1,145	$2,403

Convertible Preferred Warrant Liability and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the statements of operation. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants, the completion of a sale of the Company or an underwritten initial public offering (“IPO”). Upon an IPO, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

On October 10, 2022, the Company issued common stock warrants in connection with the execution of Convertible Notes (“2022 Convertible Notes”). These warrants are recorded as a derivative liability as it was determined they are not indexed to the Company’s common stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in change in fair value of warrant and derivative liability on the statements of operations.

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

ECD related revenues

The Company also derives revenues from sales of its ECDs and related services, such as installation, maintenance, and upgrades. Revenue is recognized when clients sign full or partial certificate of completion, at which point, Knightscope can generate an invoice for its products and services. Clients also have the option to sign up for ongoing preventative and maintenance agreements. The maintenance revenue is recognized in the period the service is performed and the Company has determined that term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

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

The Company also records deferred revenue from unfinished contracts for certain ECD related services.

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

	December 31, 2023	December 31, 2022
Deferred revenue - short term	$1,741	$1,711
Revenue recognized in the year ended related to amounts included in deferred revenue at the beginning of the period	$1,466	$657

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contracts.

Customer Deposits

Customer deposits primarily relate to sales of ECDs to certain customers dependent upon credit worthiness. The customer deposits are recorded as current liabilities and reclassed to a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Year Ended December 31
	2023			2022
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$153	$4,036	$4,189	$77	$4,125	$4,202
ECDs	8,330	278	8,608	1,370	59	1,429
Total	$8,483	$4,314	$12,797	$1,447	$4,184	$5,631

Other revenue, net

Other non-ASR service-related revenues such as deployment services, decals and training revenue are recognized when services are delivered. Revenue from these transactions has been immaterial for all periods presented and is included in service revenue, net.

Product Revenue, net

Product revenue, net includes point of sale transactions related to the ECDs, including product, shipping, and installation.

Cost of revenue, net

Cost of revenue, net related to services includes depreciation of the ASRs and some ECDs over their useful lives, labor and associated benefits incurred in the production and maintenance of the ASRs, data and communications fees, routine maintenance costs, shipping costs, and other direct costs incurred during assembly and deployment. ECD related cost of revenue, net also consist of all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tool, repairs and other expenses.

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

The shipping and handling costs recorded within cost of revenue, net totaled approximately $275 and $153 for the years ended December 31, 2023 and 2022, respectively. Shipping and handling costs recorded within sales and marketing was insignificant for the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires that the estimated fair value on the date of grant be determined using the Black-Scholes option pricing model with the fair value recognized over the requisite service period of the awards, which is generally the option vesting period. The Company’s determination of the fair value of the stock-based awards on the date of grant, using the Black-Scholes option pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

Research and Development Costs

Research and development costs primarily consist of employee-related expenses, including salaries and benefits, share-based compensation expense, facilities costs, depreciation and other allocated expenses. Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded in sales and marketing expense in the Company’s statements of operations as incurred. Advertising expense was $1.7 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. Additionally, the Company assesses its uncertain tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

	December 31,
	2023	2022
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	3,086,160
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	3,535,621
Series m Preferred Stock (convertible to Class A Common Stock)	1,779,653	1,855,328
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,642,190	2,714,732
Warrants to purchase common stock (convertible to Class A Common Stock)	1,138,446	1,138,446
Warrants to purchase Series m-3 (convertible to Class A Common Stock)	1,432,786	1,432,786
Warrants to purchase Series s (convertible to Class A Common Stock)	2,941,814	4,441,814
Convertible Notes	—	5,189,351
Stock options	10,069,394	10,081,915
Total potentially dilutive shares	25,081,523	33,636,153

As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share of Class A and Class B Common Stock is the same as basic net loss per share for each year.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No.2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815,Derivatives and Hedging, and Topic 825, Financial Instrument, ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, ASU No. 2019-10 Financial Instruments-Credit Losses (Topic326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

The Company adopted this standard on January 1, 2023, using a modified retrospective approach, which requires accumulative-effect adjustment to accumulated deficit as of the beginning of the period of adoption with prior periods not restated. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, FASB released Accounting Standards Update No. 2023-07, Segment Reporting. The amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management does not believe the implementation of this pronouncement will have a material impact on the Company’s financial statements.

On December 14, 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The amendment is effective for fiscal years ending after December 15, 2025. Management does not believe the implementation of this pronouncement will have a material impact on the Company’s financial statements.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the financial statements.

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2023 and 2022 and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash equivalents:
Money market funds	$1,104	$1,104	$—	$—
Liabilities
Derivative liability – Class A Common Stock warrants	$271	$—	$—	$271
Warrant liability – Series m-3 Preferred Stock	$284	$—	$—	$284
Warrant liability – Series s Preferred Stock	$5,692	$—	$—	$5,692

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash equivalents:
Money market funds	$3,025	$3,025	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$1,282	$—	$—	$1,282
Warrant liability – Series s Preferred Stock	$8,729	$—	$—	$8,729
Derivative liability – Class A Common Stock warrants	$1,146	$—	$—	$1,146
2022 Convertible Notes	$8,152	$—	$—	$8,152

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liability during the years ended December 31, 2023 and 2022, which were measured at fair value on a recurring basis:

Warrant and Derivative Liability
Balance as of January 1, 2022	$30,566
Initial fair value of Class A Common Stock warrants	1,818
Exercise of warrants	(370)
Revaluation of Class A Common Stock, Series B, m-3 and s Preferred Stock warrants	(20,857)
Balance as of December 31, 2022	11,157
Warrant cancellations	(308)
Revaluation of Common Stock warrants	(875)
Revaluation of Series s and Series m-3 Preferred Stock warrants	(3,727)
Balance as of December 31, 2023	$6,247

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 convertible note during the year ended December 31, 2023, which were measured at fair value on a recurring basis:

Balance January 1, 2023	$8,152
Accretion of interest	440
Note conversion	(8,592)
Balance as of December 31, 2023	$—

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

The purchase price was $6.72 million, which included an unsecured, non-negotiable promissory note (see Note 5) in the amount of $0.56 million. The cash purchase price of $6.16 million was reduced by a working capital adjustment of $67 and was subject to an indemnification holdback of $0.67 million. On February 8, 2023, the Company and CASE finalized the working capital adjustment reflected as a reduction of the indemnification holdback amount to $0.23 million, reflected in the purchase price. The indemnification holdback was not needed to satisfy indemnification claims and was released to CASE on October 14, 2023.

The following table represents the unaudited pro-forma operating results of the Company as if the CASE acquisition had been completed on January 1, 2021 (amounts in thousands). The unaudited pro-forma information makes certain adjustments to remove transaction costs and related expenses, amortize acquired intangible assets and align the Company’s debt financing with that as of the acquisition date. The unaudited pro-forma information should not be considered indicative of the results that would have occurred if the acquisition had been completed on January 1, 2022, nor is such unaudited pro-forma information necessarily indicative of future results.

December 31,
2022 (unaudited)
Revenue	$12,990
Net loss	(26,185)

NOTE 4: Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.3 million during the year ended December 31, 2022 related to the CASE acquisition (Note 3) and an out of period adjustment of $0.6 million during the year ended December 31, 2023, bringing the total goodwill recorded pursuant to the CASE acquisition to $1.9 million (Note 1). Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the years ended December 31, 2023 and 2022.

The following table sets forth a summary of the changes in goodwill (in thousands):

Balance as of January 1, 2022	$—
Goodwill recorded pursuant to the CASE acquisition	1,344
Balance as of December 31, 2022	1,344
Out of period adjustment	578
Balance as of December 31, 2023	$1,922

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		December 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
	(years)	amount	amortization	amount, net

Developed technology	5	$990	$(239)	$751
Customer relationships	8	950	(144)	806
Trademark	1	230	(230)	—
Total		$2,170	$(613)	$1,557

		December 31, 2022
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
	(years)	amount	amortization	amount, net

Developed technology	5	$990	$(41)	$949
Customer relationships	8	950	(25)	925
Trademark	1	230	(48)	182
Total		$2,170	$(114)	$2,056

Intangible assets amortization expense was recorded as follows (in thousands):

	December 31,	December 31,
	2023	2022
Cost of revenue	$198	$41
Sales and marketing	301	73
Total intangible asset amortization	$499	$114

As of December 31, 2023, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2024	$317
2025	317
2026	317
2027	275
2028	118
Thereafter	213
Total	$1,557

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

During the year ended December 31, 2023, the Company issued 10,432,428 shares of Class A Common Stock in connection with various conversions of the 2022 Convertible Notes by the Buyer, representing an aggregate principal amount of $6.075 million. As of December 31, 2023, the entire outstanding principal balance of the 2022 Convertible Notes was fully retired. The 2022 Common Stock Warrants remain outstanding.

The 2022 Common Stock Warrants are recorded as derivative liabilities as it was determined they were not indexed to the Company’s stock and accounted for at fair value upon issuance. The derivative liability will be marked to market each reporting period with changes in fair value recorded in changes in fair value of warrant and derivative liability on the statements of operations.

Promissory Note

On June 30, 2023, Knightscope CASE executed a Promissory Note Partial Payment and Extension Agreement, whereby the maturity date of the Seller’s Note (“Note”) issued on October 14, 2022 in the amount of $560,000 in connection with the acquisition of CASE was extended to October 6, 2023. The balance of the Note was payable in two installments with the first payment made July 10, 2023 and the final payment made on October 5, 2023.

Public Safety Infrastructure Bonds

The Company filed an Offering Circular dated September 29, 2023 (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act of 1933, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance. The Company issued Bonds totaling a principal amount of $1.4 million, in aggregate, generating net proceeds to the Company of approximately $1.2 million, net of issuance costs of approximately $0.2 million.

The amortized carrying amount of the debt obligations consists of the following:

	December 31,
	2023	2022
Bonds, net of unamortized issuance costs of $194	$1,242	$—
Convertible notes, net of fees and discount	—	8,152
Promissory notes	—	546
Total debt	1,242	8,698
Less: current portion of debt obligations	—	2,144
Non-current portion of debt obligations	$1,242	$6,554

NOTE 6: Capital Stock and Warrants

In May 2019, the Company amended and restated its Certificate of Incorporation. As of December 31, 2023, the Company was authorized to issue three classes of $0.001 par value stock consisting of Class A Common Stock (“Class A Common Stock”), Class B Common Stock (“Class B Common Stock”) and Preferred Stock totaling 187,405,324 shares. The total number of shares the Company has the authority to issue under each class consists of common stock designated as 114,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock, 43,405,324 shares of $0.001 par value Preferred Stock, with Preferred Stock designated as 8,936,015 shares of Series A Preferred Stock (“Series A Preferred Stock”), 4,707,501 shares of Series B Preferred Stock (“Series B Preferred Stock”), 6,666,666 shares of Series m Preferred Stock (“Series m Preferred Stock”), 333,334 shares of Series m-1 Preferred Stock (“Series m-1 Preferred Stock”), 1,660,756 shares of Series m-2 Preferred Stock (“Series m-2 Preferred Stock”), 3,490,658 shares of Series m-3 Preferred Stock (“Series m-3 Preferred Stock”), 13,108,333 shares of Series S Preferred Stock (“Series S Preferred Stock”) and 4,502,061 shares of Series m-4 Preferred Stock (“Series m-4 Preferred Stock”).

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

All classes of preferred stock have a par value of $0.001 per share.

The following tables summarize convertible preferred stock authorized and issued and outstanding as of December 31, 2023:

			Proceeds Net	Aggregate
		Shares	of Issuance	Liquidation
	Shares	Issued and	Costs	Preference
	Authorized	Outstanding	(in thousands)	(in thousands)
Series A Preferred Stock	8,936,015	1,413,381	$614	$1,267
Series B Preferred Stock	4,707,501	3,498,859	7,098	7,138
Series m Preferred Stock	6,666,666	1,779,653	4,621	5,339
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	160,000	480	480
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	2,642,190	21,390	21,137
	43,405,324	9,499,083	$34,203	$35,361

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

Standstill Agreements

On August 14, 2023, the Company entered into a Standstill Agreement (the “August Standstill Agreement”) with a holder of 7,000,000 shares of Class B Common Stock.  Under the terms of the August Standstill Agreement the holder agreed not to exercise his right to convert his Class B Common Stock to Class A Common Stock until after 2024 Annual Meeting of Stockholders of the Company.

On November 27, 2023, the Company entered into a Standstill Agreement (the “November Standstill Agreement”) with a holder of 2,000,000 shares of Class B Common Stock.  Under the terms of the November Standstill Agreement the holder agreed not to exercise his right to convert his Class B Common Stock to Class A Common Stock until the 2024 Annual Meeting of Stockholders of the Company.

On December 26, 2023, the Company entered into a Standstill Agreement (the “First December Standstill Agreement”) with a holder of a warrant to purchase up to 346,000 shares of Series m-3 Preferred Stock.  Under the terms of the First December Standstill Agreement the warrant holder agreed not to convert any of the shares of Series m-3 Preferred Stock issuable under the warrants upon exercise thereof into Class A Common Stock, until the 2024 Annual Meeting of Stockholders of the Company. The First December Standstill Agreement provides that in the event that the stockholders of the Company do not approve at the 2024 annual meeting of stockholders an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock, then the conversion standstill period shall be extended until such time as the stockholders duly approve an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock. On February 23, 2024, the Company

filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held on April 5, 2024 to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A Common Stock from 114,000,000 to 228,000,000.

On December 27, 2023, the Company entered into a Standstill Agreement (the “Second December Standstill Agreement”) with a holder of a warrant to purchase up to 835,787 shares of Series m-3 Preferred Stock.  Under the terms of the Second December Standstill Agreement the warrant holder agreed not to convert any of the shares of Series m-3 Preferred Stock issuable under the warrants upon exercise thereof into Class A Common Stock, until the 2024 Annual Meeting of Stockholders of the Company. The Second December Standstill Agreement provides that in the event that the stockholders of the Company do not approve at the 2024 meeting of stockholders an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock, then the conversion standstill period shall be extended until such time as the stockholders duly approve an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock.

On December 27, 2023, the Company entered into a Standstill Agreement (the “Third December Standstill Agreement”) with a holder of warrants to purchase up to 250,999 shares of Series m-3 Preferred Stock and 2,942,714 shares of Series S Preferred Stock.  Under the terms of the Third December Standstill Agreement the warrant holder agreed not to convert any of the shares of Series m-3 or Series S Preferred Stock issuable under the warrants upon exercise thereof into Class A Common Stock, until the 2024 Annual Meeting of Stockholders of the Company. The Second December Standstill Agreement provides that in the event that the stockholders of the Company do not approve at the 2024 meeting of stockholders an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock, then the conversion standstill period shall be extended until such time as the stockholders duly approve an amendment to the Company’s certificate of incorporation that increases the available authorized shares of Class A Common Stock.

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

On July 23, 2019, the Company issued a warrant to purchase 1,500,000 shares of its Series S Preferred Stock, par value $0.001 per share (the “Warrant”), to Proud Productions LLC (“Proud”) pursuant to the terms of a Distribution Assignment and Warrant Purchase Agreement, dated as of July 22, 2019 (the “Purchase Agreement”). The warrants were exercisable at $8.00 per share beginning July 24, 2021 and expiring on July 31, 2024. On April 7, 2023, the Company entered into an Amendment and Cancellation Agreement whereby these warrants were cancelled in exchange for an extension of the expiration date for warrants to purchase 1,432,786 shares of Series m-3 Preferred Stock and 2,941,814 shares of Series S Preferred Stock to the earlier of December 31, 2027 or eighteen (18) months after the closing of the Company’s first firm commitment underwritten initial public offering of the Company’s common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended.

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

A summary of the Company’s outstanding warrants as of December 31, 2023, is as follows:

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants, stock options, and the 2022 Convertible Notes were as follows:

December 31,
2023
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859
Series m Preferred Stock (convertible to Class A Common Stock)	1,779,653
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,642,190
Stock options to purchase common stock	10,069,394
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,513,046
Stock options available for future issuance	99,363
Total shares of common stock reserved	25,180,886

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC, as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing the Company to offer and sell from time to time of up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the prospectus supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of its non-affiliated public float in any 12-month period unless its non-affiliated public float subsequently rose to $75.0 million or more.

On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

For the year ended December 31, 2023, the Company issued 25,734,332 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $16.4 million, net of brokerage and placement fees of approximately $0.6 million pursuant to the February Prospectus Supplement, and 11,817,912 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $8.2 million, net of brokerage and placement fees of approximately $0.3 million pursuant to the August Prospectus Supplement.

NOTE 7: Stock-Based Compensation

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for issuance under the 2016 Plan became available for issuance under the 2022 Plan. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our outstanding Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the committee. Shares subject to awards (including under the 2016 Plan and the 2014 Plan) that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

The Board of Directors may grant stock options under the 2022 Plan at a price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of grant and generally have a term of ten years. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2022 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to nonemployees for advisory and consulting services. At each measurement date, the Company will remeasure the fair value of these stock options using the Black-Scholes option pricing model and recognize the expense ratably over the vesting period of each stock option award. Stock options comprise all of the awards granted since the Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans as of December 31, 2023 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)’	Value (000’s)
Outstanding as of January 1, 2022	216,003	8,799,415	$3.07	8.12	$60,924
2022 Equity incentive plan	5,000,000
Granted	(2,272,299)	2,272,299	3.26
Exercised	—	(395,235)	1.39
Forfeited	582,898	(582,898)	4.31
Expired	11,666	(11,666)	2.34
Outstanding as of December 31, 2022	3,538,268	10,081,915	$3.11	7.61	$4,099
2022 Equity incentive plan increase	1,917,456
Granted	(2,190,299)	2,190,299	1.01
Exercised	—	(451,020)	0.58
Forfeited	1,751,800	(1,751,800)	3.42
Expired	—	—
2022 Equity incentive plan decrease	(4,917,862)
Outstanding as of December 31, 2023	99,363	10,069,394	$2.72	7.14	$141

Vested and exercisable as of December 31, 2023		6,717,063	$2.34	6.4	$134

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $0.60 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.2 million and $1.2 million, respectively. The fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $3.4 million and $3.1 million, respectively.

As of December 31, 2023, the Company had unamortized stock-based compensation expense of $12.5 million that will be recognized over the average remaining vesting term of options of 1.82 years.

The determination of the fair value of options granted during the years ended December 31, 2023 and 2022 is computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.00%	7.33%
Expected dividend yield	—%	—%
Expected volatility	54.39%	54.60%
Expected term (in years)	5.76	5.97

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.55 and $1.76 per share, respectively.

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

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Year ended December 31,
	2023	2022
Cost of revenue, net	$358	$348
Research and development	397	1,058
Sales and marketing	221	235
General and Administrative	1,750	1,898
Total	$2,726	$3,539

NOTE 8: Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2023 and 2022, the Company has made no matching contributions.

NOTE 9:  Income Taxes

The Company has incurred cumulative U.S. net operating losses since inception.

Income tax expense consisted of the following:

	2023	2022
Current:
Federal	$—	$—
State	—	—
Total current expense	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Total income tax expense	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	2023	2022
Provision at statutory rate	21.0%	21.0%
Stock-based compensation	(2.0)	(1.9)
Convertible notes	(0.4)	(7.5)
Fair value adjustment	4.7	13.1
Change in valuation allowance	(24.6)	(26.3)
Research and development credits	1.6	1.6
Other	(0.3)	—
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$34,157	$28,218
Research and development credit carryforwards	2,599	2,006
Accruals and other	717	798
Lease liability	388	650
Property, equipment and software	93	165
Amortization	198	189
Capitalized research and experimental expenses	2,218	1,191
Other	11	11
Total deferred tax assets	40,381	33,228
Valuation allowance	(39,989)	(32,702)
Deferred tax assets recognized	392	526
Deferred tax liabilities:
Right of use asset	(392)	(526)
Total deferred tax liabilities	(392)	(526)
Net deferred taxes	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2023 and 2022, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized and, as a result, the Company recorded a full valuation allowance for its deferred tax assets. The valuation allowance increased $7.3 million and $8.7 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards amounts of approximately $128.0 million of which $23.3 million begin to expire in 2033 and $104.7 million can be carried over indefinitely. As of December 31, 2023, the Company had federal research and development tax credits of approximately $1.7 million which begin to expire in 2033.

As of December 31, 2023, the Company had state net operating loss carryforwards amounts of approximately $102.5 million which begin to expire in 2024. As of December 31, 2023, the Company had state research and development tax credits of approximately $1.5 million, which do not expire.

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

(in thousands)	2023	2022
Unrecognized tax benefits as of the beginning of the year	$430	$313
Increases related to prior year tax provisions	12	28
Decrease related to prior year tax provisions	—	—
Increase related to current year tax provisions	102	89
Statute lapse	—	—
Unrecognized tax benefits as of the end of the year	$544	$430

The Company’s unrecognized tax benefits as of December 31, 2023 relate entirely to research and development credits. The total amount of unrecognized tax benefits at December 31, 2023 is $0.5 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company’s policy is to recognize interest and penalties to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest or penalties related to unrecognized tax benefits as of December 31, 2023. The Company does not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by all taxing authorities. The Company is not currently under audit in any major tax jurisdiction.

NOTE 10: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company has paid to Konica Minolta approximately $0.4 million and $0.4 million in service fees for the years ended December 31, 2023 and 2022, respectively. The Company had payables of $84 and $117 owed to Konica Minolta as of December 31, 2023 and 2022, respectively.

The Company paid $180 and $38 for rent for the years ended December 31, 2023 and 2022, respectively, for a building owned by Sebastian Gutierrez, Senior VP Public Safety Infrastructure Development.

NOTE 11: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

The components of leases and lease costs are as follows (in thousands):

Operating leases	December 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$1,458	$2,012

Operating lease liabilities, current portion	$733	$731
Operating lease liabilities, non-current portion	711	1,309
Total operating lease liabilities	$1,444	$2,040

Operating lease costs	$1,027	$906

As of December 31, 2023, future minimum operating lease payments for each of the next two years is as follows (in thousands):

Year ending December 31,	Amount
2024	$856
2025	675
2026	73
Total future minimum lease payments	1,604
Less – Interest	(160)
Present value of lease liabilities	$1,444

Weighted average remaining lease term is 1.9 years. The weighted average discount rate of 11.58% ranges from 5.25% to 16.0% dependent upon the assets underlying the operating lease and its term.

Rent expense totaled $1.0 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, included in the Company’s statements of operations. There were three month to month lease agreements and one lease agreement with a lease term of less than 12 months for the year ended December 31, 2023. There were no lease agreements of less than 12 months for the year ended December 31, 2022.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of December 31, 2023 that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of December 31, 2023 and 2022.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam and use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of approximately $0.4 million as of December 31, 2023 and 2022, which has been included in other current liabilities on the accompanying balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 12: Subsequent Events

On February 23, 2024, the Company filed a definitive proxy statement with the SEC in connection with a special meeting of stockholders to be held on April 5, 2024 to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A Common Stock from 114,000,000 to 228,000,000.

The Company issued Public Safety Infrastructure Bonds (see Note 5) with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million and from January 1, 2024 until the Bond issuance was closed on March 14, 2024. Overall, we issued Bonds totaling a principal amount of approximately $4.2 million, in aggregate, generating net proceeds to the Company of approximately $3.8 million, net of issuance costs of approximately $0.4 million during the offering.

From January 1, 2024 through March 26, 2024 the Company issued 13,074,738 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $6.9 million, net of brokerage and placement fees of approximately $0.3 million pursuant to the August Prospectus Supplement. See Note 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None

(b)Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Conduct

We have a written code of conduct in place that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of our code of conduct is available on our website at https://ir.knightscope.com/corporate-governance/governance-overview. We intend to use our website as a method of disclosing any change to, or waiver from, our code of conduct as permitted by applicable SEC and Nasdaq rules.

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Balance sheets

Statements of Operations

Statements of Preferred Stock and Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

(2)	Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the financial statements or related notes thereto.

(3)	Exhibits

The following exhibits are filed with, or incorporated by reference in this Annual Report

Exhibit No.	Description
2.1#

Asset Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and Case Emergency Systems (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
3.2	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022 (File No. 001-41248)).
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

4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.7	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed on February 1, 2023 (File No. 333-269493)).
4.8	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-3 filed on February 1, 2023 (File No. 333-269493)).
4.9	Form of Indenture, including Form of Bond (incorporated by reference to Exhibit 3.1 to our Regulation A Offering Statement on Form 1-A/A filed on September 29, 2023 (File No. 024-12314)).
4.10	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Regulation A Offering Statement on Form 1-A/A filed on September 29, 2023 (File No. 024-12314)).
10.1*	2014 Equity Incentive Plan (incorporated by reference to Exhibit 6.1 to our Regulation A Offering Statement on Form 1 -A/A filed on December 7, 2016 (File No. 024-10633)).
10.2*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 6.2 to our Regulation A Offering Statement on Form 1 -A/A filed on December 7, 2016 (File No. 024-10633)).
10.3*	Knightscope, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2022 (File No. 001-41248)).
10.4

Lease Agreement dated January 14, 2018 between Terra Bella Partners LLC and the Company, as amended February 6, 2018 (incorporated by reference to Exhibit 6.5 to our Annual Report on Form 1-K for the period ended December 31, 2017, filed on April 30, 2018 (File No. 24R-00075)).

10.5*

Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024 -11680)).

10.6*

Amendment No. 1 to Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and William Santana Li (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2023 (File No. 001-41248)).

10.7*

Employment Agreement and Indemnification Agreement between the Company and Mallorie Burak (incorporated by reference to Exhibit 6.8 to our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024 -11680)).

10.8*

Amendment No. 1 to Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and Mallorie Burak (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2023 (File No. 001-41248)).

10.9†*	Employment Agreement between the Company and Apoorv Dwivedi.
10.10*

Employment Agreement and Indemnification Agreement between the Company and Mercedes Soria Li (incorporated by reference to Exhibit 6.9 to our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024-11680)).

10.11*

Amendment No. 1 to Employment Agreement, dated July 11, 2023, between Knightscope, Inc. and Mercedes Soria (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 13, 2023 (File No. 001-41248)).

10.12†*	Form of Board of Directors Agreement.
10.13

Referral Program Agreement, dated April 20, 2021, between Knightscope, Inc. and Dimension Funding, LLC (incorporated by reference to Exhibit 6.6 to our Annual Report on Form 1-K for the period ended December 31, 2020, filed on April 30, 2021 (File No. 24R-00075)).

10.14

Common Stock Purchase Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2022 (File No. 001-41248)).

10.15

Amendment No. 1 to Common Stock Purchase Agreement, dated April 11, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41248)).

10.16**

Securities Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).

10.17

Agreement and Waiver, dated as of December 30 2022, by and between Knightscope, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 001-41248)).

10.18

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

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†*	Knightscope, Inc. Incentive Compensation Recovery Policy.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Inline Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
+	Furnished herewith.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

KNIGHTSCOPE, INC.
By:	/s/ William Santana Li
William Santana Li
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ William Santana Li	Chairman, Chief Executive Officer, and President
William Santana Li	(Principal Executive Officer)	April 1, 2024

/s/ Apoorv Dwivedi	Executive Vice President and Chief Financial Officer	April 1, 2024
Apoorv Dwivedi	(Principal Financial and Accounting Officer)

/s/ William Billings	Director	April 1, 2024
William Billings

/s/ Robert Mocny	Director	April 1, 2024
Robert Mocny

/s/ Melvin Torrie	Director	April 1, 2024
Melvin Torrie