Form 10-K/A
period 2023-12-31
Knightscope, Inc.
filed 2024-04-29
CIK 1600983

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $33 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 5, 2024, there were 93,748,259 shares of the registrant’s Class A Common Stock and 9,357,822 shares of the registrant’s Class B Common Stock outstanding.

Documents Incorporated by Reference

None.

Auditor Name	Auditor Location	Auditor Firm ID
BPM LLP	San Jose, California	PCAOB ID: 207

EXPLANATORY NOTE

Knightscope, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment No. 1 solely to file new certifications by our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements contained in this Amendment No.1 other than statements of historical fact, including statements regarding our objectives for future operations and executive compensation matters, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of the Original Filing, as such factors may be updated in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Amendment No. 1 may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Amendment No. 1, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Amendment No. 1 or to conform these statements to actual results or revised expectations, except as required by law.

In this Amendment No.1, the words “we,” “us,” “our,” “the Company” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and members of our Board of Directors is set forth below.

Name	Title/Position	Age
William (“Bill”) Santana Li	Chairman, Chief Executive Officer, and President	54
Stacy Dean Stephens	EVP and Chief Client Officer	52
Apoorv S. Dwivedi	EVP, Chief Financial Officer, and Secretary	43
Mercedes Soria	EVP and Chief Intelligence Officer / Chief Information Security Officer (“CISO”)	50
Aaron J. Lehnhardt	EVP and Chief Design Officer	51
William (“Will”) G. Billings (1)(2)	Director	48
Robert (“Bob”) A. Mocny (1)(2)	Director	66
Melvin (“Mel”) W. Torrie (1)(2)	Director	54

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

Executive Officers

William (“Bill”) Santana Li has served as the Company’s Chairman and Chief Executive Officer (“CEO”) since April 2013, when he co-founded the Company, and its President since January 2024. Mr. Li is an American entrepreneur with over 30 years of experience from working in the global automotive sector and founding and leading a number of startups. From 1990 to 1999, Mr. Li held multiple business and technical positions at Ford Motor Company across four continents. His positions at Ford ranged from component, systems, and vehicle engineering with the Visteon, Mazda, and Lincoln brands; to business and product strategy on the United States youth market, India, and the emerging markets in Asia-Pacific and South America; as well as the financial turnaround of Ford of Europe. In addition, he was on the “Amazon” team, which established an all-new modular plant in Brazil. Subsequently, he served as Director of Mergers & Acquisitions. After internally securing $250 million in financing, Mr. Li founded and served as COO of GreenLeaf LLC, a Ford Motor Company subsidiary that became the world’s second largest automotive recycler. Under his leadership, GreenLeaf grew to more than 600 employees, 20 locations worldwide, and annual sales of approximately $150 million. After successfully establishing GreenLeaf, Mr. Li was recruited by SoftBank Venture Capital to establish and serve as the President and CEO of the Model E Corporation, a newly established automobile manufacturer that focused on the “Subscribe and Drive” model in California. Mr. Li also founded Carbon Motors Corporation in 2003, and as its Chairman and CEO until February 2013, focused it on developing the world’s first purpose-built law enforcement patrol vehicle. Carbon Motors Corporation filed for Chapter 7 liquidation in June 2013. Mr. Li earned a BSEE from Carnegie Mellon University and an MBA from the University of Detroit Mercy. He is married to Mercedes Soria, the Company’s EVP and Chief Intelligence Officer / CISO. The Board believes Mr. Li is qualified to serve on our Board due to his more than 30 years of experience in various industries, including as our Chairman and CEO, and co-founder of the Company.

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

Apoorv S. Dwivedi has served as the EVP, and Chief Financial Officer of the Company since January 2024 and as its Secretary since April 2024. Mr. Dwivedi most recently served as the Chief Financial Officer of Nxu, Inc. from January 2022 until December 2023. Prior to his CFO role at Nxu, Dwivedi served as Director of Finance for Cox Automotive from 2019 to January 2022 where he successfully ran the Manheim Logistics business. From 2018 to 2019, he was the Director of Presales within the finance solutions group at Workiva, and from 2010 to 2017 Mr. Dwivedi served in several corporate finance roles of increasing responsibility at the General Electric Company across both the GE Capital and GE Industrial businesses. Mr. Dwivedi began his career at ABN-AMRO, N.A. and was instrumental in building one of the first data analytics teams at Sears Holdings Company. Mr. Dwivedi earned his Bachelors in Finance from Loyola University – Chicago and his MBA from Yale School of Management.

Mercedes Soria has served as our EVP and Chief Intelligence Officer since May 2013 and our CISO since April 2024, and has been with Knightscope since April 2013. Ms. Soria is a technology professional with over 15 years of experience in systems development, life cycle management, project leadership, software architecture and web applications development. Ms. Soria led IT strategy development at Carbon Motors Corporation from 2011 until 2013. From 2002 to 2010, Ms. Soria was Channel Manager and Software Development Manager for internal operations at Deloitte & Touche LLP. From 1998 to 2002, Ms. Soria worked as a software developer at Gibson Musical Instruments leading the effort to establish its online presence. Ms. Soria obtained Bachelor and Master’s degrees in Computer Science from Middle Tennessee State University with honors, as well as an Executive MBA from Emory University. She is also a certified Six Sigma green belt professional and a member of the Society of Hispanic Professional Engineers. She is married to William Santana Li, the Company’s Chairman, Chief Executive Officer, and President.

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

Robert (“Bob”) A. Mocny has served as a director since February 2024. He has been a strategic advisor to the Biometrics Institute Limited since May 2020, a venture partner at Ridge Lane, LP since May 2020, a principal at Deep Water Point & Associates since May 2020, and has provided technical expertise to the Center for National Security and Immigration on immigration related legislation since June 2021. He previously served in various roles at the U.S. Department of Homeland Security (the “DHS”) from April 2001 to February 2020, most recently as the deputy director of technology and innovation at the Federal Protective Service of the DHS from October 2016 to February 2020. Prior to the DHS, Mr. Mocny served at the Immigration and Naturalization Service of the Department of Justice from December 1992 to April 2001, culminating in his role as the Special Assistant to the Deputy Commissioner from April 1998 to April 2001. Mr. Mocny has spearheaded numerous technology innovation initiatives, including office automation software programs and the development of the Secure Electronic Network for Travelers Rapid Inspection (or “SENTRI”) program, which was recognized with a Hammer Award by Vice President Al Gore and is now one of the core Trusted Traveler programs operated by DHS. Mr. Mocny holds a bachelor degree in Soviet Studies from the University of California at Santa Barbara. The Board believes Mr. Mocny is qualified to serve on the Board due to his significant security, law enforcement and government experience and technological expertise.

Melvin (“Mel”) W. Torrie has served as a director since February 2024. He has served as the chief executive officer, president, and chairman of the board of directors of Autonomous Solutions Inc. (“ASI”) since November 2000. ASI was founded in 2000 as a spinoff from Utah State University and provides technology to create fully autonomous vehicles by retrofitting existing equipment. In his role at ASI, Mr. Torrie has piloted robotic development partnerships with some of the largest vehicle manufacturers in the world. Mr. Torrie has taught at Utah State University and is a frequent keynote speaker and trainer on the topics of artificial intelligence, machine learning, autonomous vehicles, industrial robotics, and leadership. Mr. Torrie has a master’s degree in electrical engineering and a computer science minor from Utah State University. The Board believes Mr. Torrie is qualified to serve on the Board due to his significant experience in leadership and with technology, autonomous vehicles, and robotics.

Family Relationships

There are no family relationships among any of our directors and executive officers, except that William Santana Li, our Chairman, Chief Executive Officer, and President, is married to Mercedes Soria, our EVP and Chief Intelligence Officer / CISO.

Corporate Governance

Code of Conduct

We have a written code of conduct in place that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of conduct is available on our website at https://ir.knightscope.com/corporate-governance/governance-overview. We intend to use our website as a method of disclosing any change to, or waiver from, our code of conduct as permitted by applicable SEC and Nasdaq rules.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company's website at https://ir.knightscope.com/corporate-governance/governance-overview.

The members of the Audit Committee are Mr. Billings, Mr. Mocny, and Mr. Torrie. Mr. Billings serves as the Chair of the Audit Committee. Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”)and Rule 10A-3 under the Exchange Act and meet the requirements for financial literacy under the Nasdaq rules. In addition, our Board has determined that Mr. Billings qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to total annual compensation for the years indicated for the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus(2)	Option Awards ($)(1)	Total ($)
William Santana Li	2023	493,346	0	586,031	1,079,377
Chairman and Chief Executive Officer	2022	496,907	278,261	635,896	1,411,064

Mallorie Burak(3)	2023	383,103	0	224,573	607,676
President and Chief Financial Officer	2022	344,391	264,457	238,564	847,412

Mercedes Soria	2023	341,922	0	199,130	541,052
Chief Intelligence Officer	2022	344,391	164,457	210,595	719,443

(1)	Amounts reflect the aggregate grant date fair value of stock option grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Accounting Standards Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 7 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	Amounts represent annual cash incentive bonuses earned by our named executive officers based on the achievement of certain pre-established metrics, as described below in the section titled “Annual Bonuses”. Despite partial achievement of performance goals in 2023, no bonuses were ultimately paid in 2024 with respect to 2023 performance, following the Board’s decision in March 2024.

(3)	On December 1, 2023, Ms. Burak resigned from her positions at the Company, effective January 10, 2024.

Narrative Disclosure to Summary Compensation Table

The compensation of the Company’s named executive officers is comprised of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; and (c) long-term equity incentives, consisting primarily of stock options granted under the Company’s 2022 Equity Incentive Plan. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our named executive officers. Adjustments to base salaries are reviewed annually by the Compensation Committee and may be adjusted from time to time to reflect promotions or other changes in the scope of breadth of the named executive officer’s role or responsibilities, as well as to maintain market competitiveness.

In 2023, the base salaries of Mr. Li and Ms. Soria were $505,000 and $350,000, respectively. In January 2023, the base salary of Ms. Burak was increased to $393 ,000.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and are designed to reward performance of our named executive officers individually. For 2023, the annual bonus metrics were tied to revenue, customer retention, and gross margin. The Compensation Committee set the 2023 target bonus amounts for the named executive officers as follows: $423,000 for Mr. Li, and $250,000 for Ms. Burak and Ms. Soria. Our named executive officers’ bonuses are based 100% on achievement of our corporate goals. Despite partial achievement of performance goals in 2023, no bonuses were ultimately paid in 2024 with respect to 2023 performance, following the Board’s decision in March 2024.

Long-Term Equity Incentives

Grants made under our 2022 Equity Incentive Plan provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives, align their interests with the long-term interests of our stockholders, and provide a long-term retention incentive.

For 2023, our named executive officers were award option awards with a standard four-year vesting term, subject to continuous service with the Company through each applicable vesting date. See “Outstanding Equity Awards at Fiscal Year-End” below for additional information.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life and AD&D insurance. Our named executive officers are eligible for certain enhanced benefits under our executive-level medical insurance, life insurance and short-term and long-term disability insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options held by our named executive officers at December 31, 2023.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
William Santana Li	7/12/2022	143,661	239,439	(1)(2)	3.04	7/11/2032
	7/28/2023	–	383,100	(1)(2)	1.51	7/27/2033
	7/28/2023	–	10,000	(4)	1.51	7/27/2033
	7/12/2022	143,661	239,439	(1)(2)	3.04	7/11/2032
Mallorie Burak	10/8/2020	406,250	93,750	(1)(2)	2.34	10/7/2030
	12/23/2021	249,992	250,008	(1)(2)	10.00	12/22/2031
	7/12/2022	50,901	92,823	(1)(2)	3.04	7/11/2032
	7/28/2023	–	143,724	(1)(2)	1.51	7/28/2033
	7/28/2023	–	10,000	(4)	1.51	7/27/2033
Mercedes Soria	4/21/2014	113,000	–	(1)(3)	0.16	4/20/2024
	11/17/2016	187,000	–	(1)(3)	0.60	11/17/2026
	4/22/2018	200,000	–	(1)(2)	1.26	4/21/2028
	5/9/2019	500,000	–	(1)(2)	1.24	5/9/2029
	2/27/2020	97,916	2,084	(1)(2)	0.91	2/26/2030
	6/24/2020	31,354	3,646	(1)(2)	0.91	6/23/2030
	7/12/2022	47,576	79,298	(1)(2)	3.04	7/11/2032
	7/28/2023	–	126,874	(1)(2)	1.51	7/27/2033
	7/28/2023	–	10,000	(4)	1.51	7/27/2033

(1)	The stock option vests and becomes exercisable as to 25% of the shares subject to the option on the first anniversary of the grant date, and vest as to the remaining shares in equal monthly installments over the subsequent 36 months, subject to continuous service as of each vesting date.

(2)	Exercisable for shares of Class A Common Stock.

(3)	Exercisable for shares of Class B Common Stock, which can be subsequently converted to Class A Common Stock on a one-for-one basis.

(4)	The stock option was subject to attainment of certain performance metrics and service vesting conditions through the date of certification of the attainment of the performance metrics.

Executive Compensation Arrangements

We have entered into employment agreements and confidential information agreements with each of our named executive officers. Each employment agreement sets forth the terms and conditions of each named executive officer’s employment with the Company, including initial base salary, initial bonus opportunity, and eligibility to participate in employee benefit plans.

Under their employment agreements, each named executive officer is also eligible to receive severance payments and benefits upon certain qualifying terminations. If during the period that is one year following a “change in control” (the “change in control period”) (i) the Company terminates the named executive officer’s employment with the Company for other than (A) “cause”, (B) death, or (C) “disability” or (ii) the named executive officer resigns for “good reason” (each, as defined in each named executive officer’s employment agreement), the named executive officer is entitled to receive (a) 12 months base salary (payable as a lump sum), (b) 100% of their target bonus (payable as a lump sum), (c) up to 12 months of COBRA payments or reimbursements for themselves and their eligible dependents, and (d) full vesting acceleration of each equity award; provided that all performance goals and other vesting criteria will be deemed achieved at the greater of (x) actual achievement (if determinable) or (y) 100% of target levels, in each case unless otherwise specified in the applicable equity award agreement governing such equity award.

If the named executive officer’s employment with the Company terminates for other than (A) “cause”, (B) death, or (C) “disability” outside of a change in control period, the named executive officer is entitled to receive (a) 6 months base salary continuation, and (b) up to 6 months of COBRA payments or reimbursements for themselves and their eligible dependents.

These severance payments and benefits are subject to the named executive officer executing and not revoking a separation agreement and release of claims.

Director Compensation

Each non-executive director receives an annual cash fee of $60,000, or $70,000 if the director serves as the chairperson of a Board committee, payable in quarterly installments. Each non-executive director also received an initial grant of 40,000 non-statutory stock options that vests after the first anniversary of their Board service and will be eligible to receive awards under the Company’s equity incentive plans as may be determined from time to time by the Board in its discretion. Mr. Li does not receive compensation for his service on the Board.

The following table summarizes the total compensation earned by each of our non-employee directors who served during 2023.

Name	Fees Earned or Paid in Cash ($)(3)	Option Awards ($)(1)(4)	Total ($)
Kristi Ross(2)	5,056	0	5,056
Linda Keene Solomon(5)	60,000	0	60,000
Jackeline V. Hernandez Fentanez(2)	5,056	0	5,056
Patricia L. Watkins(5)	70,000	0	70,000
Patricia Howell(5)	70,000	0	70,000
Suzanne Muchin(2)	4,333	0	4,333

(1)	Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Accounting Standards Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 7 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	On January 26, 2023, each of Kristi Ross, Jackeline Hernandez Fentanez and Suzanne Muchin resigned from the Board.

(3)	The fees presented represent the annual cash fees earned by each director.

(4)	Each of our directors who were serving on the Board as of December 31, 2023 held 40,000 stock options as of December 31, 2023.

(5)	On February 19, 2024, each of Patricia Howell, Linda Keene Solomon, and Patricia L. Watkins resigned from the Board.

On February 19, 2024, the Board appointed each of William Billings, Robert Mocny, and Melvin Torrie to serve as a member of the Board. As of February 19, 2024, each of Mr. Billings, Mr. Mocny, and Mr. Torrie, have entered into a Board of Directors Agreement, which provides that, as consideration for their services on the Board, each director shall receive upon appointment to the Board, an initial equity award in the form of a stock option for 100,000 shares of the Company’s Class A Common Stock, which will be fully vested upon approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of April 5, 2024, for:

•	each person who we know beneficially owns more than 5% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Percentage ownership is based on 93,748,259 shares of Class A common stock outstanding and 9,357,822 shares of Class B common stock outstanding, in each case, as of April 5, 2024.

The table below does not reflect 5,466,190 shares of Class A Common Stock issuable upon exercise of outstanding warrants for Series S Preferred Stock and Series m-3 Preferred Stock. Each of the holders of such warrants have entered into standstill agreements pursuant to which they have agreed not to exercise their respective warrants until after the Company’s annual meeting of stockholders to be held in 2024. Therefore, such warrants are not currently exercisable and will not become exercisable or convertible within 60 days of April 5, 2024. The shares subject to the warrants are subject to a voting proxy, dated November 18, 2021, granted in favor of Mr. Li.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of April 5, 2024, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

	Class A Common Stock Beneficially Owned				Class B Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned		Series m-2 Preferred Stock Beneficially Owned		Series S Preferred Stock Beneficially Owned		Combined Voting Power(1)
Name of Beneficial Owner	Number		%		Number	%	Number	%	Number	%	Number	%	Number	%
5% Stockholders:
William (“Bill”) Santana Li	2,236,307	(2)		2.3%	7,000,000	74.8%	–	–	–	–	–	–	–	–	26.2%
NetPosa Technologies (Hong Kong) Limited(3)	–			–	–	–	–	–	2,450,860	70.0%	–	–	–	–	13.7%
Stacy Dean Stephens(4)	1,147,491			1.2%	2,000,000	21.4%	–	–	–	–	–	–	–	–	7.8%
F50 Ventures Fund LP(5)	–			–	–	–	559,785	39.5%	183,248	5.2%	–	–	–	–	3.5%
Series Knightscope LLC F50 Global Syndicate Fund LLC(6)	–			–	–	–	–	–	434,733	12.4%	–	–	–	–	2.4%
AIDS Healthcare Foundation(7)	–			–	–	–	–	–	270,060	7.7%	150,000	93.8%	–	–	2.4%
Lab IX(8)	–			–	–	–	223,914	15.8%	–	–	–	–	–	–	1.0%
V Swaminathan(9)	–			–	–	–	111,957	7.9%	73,525	2.1%	–	–	–	–	*
Brett Hershey(10)	–			–	–	–	111,957	7.9%	61,300	1.8%	–	–	12,500	*	*
Godfrey Sullivan(11)	–			–	–	–	158,452	11.2%	–	–	–	–	31,250	1.2%	*
Equity Trust Company(12)	–			–	–	–	–	–	–	–	10,000	6.3%	–	–	*
Named Executive Officers and Directors:
William (“Bill”) Santana Li	2,236,307	(2)		2.3%	7,000,000	74.8%	–	–	–	–	–	–	–	–	26.2%
Mallorie Burak(13)	717,143			*	–	–	–	–	–	–	–	–	–	–	*
Mercedes Soria	2,236,307	(2)	2.3	2.6%	7,000,000	74.8%	–	–	–	–	–	–	–	–	26.2%
Apoorv S. Dwivedi	250			*	–	–	–	–	–	–	–	–	–	–	*
William G Billings(14)	101,106			*	–	–	–	–	–	–	–	–	–	–	*
Robert A. Mocny(14)	100,200			*	–	–	–	–	–	–	–	–	–	–	*
Melvin W. Torrie(14)	100,000			*	–	–	–	–	–	–	–	–	–	–	*
All current executive officers and directors as a group (8 individuals)(15)	5,578,950			5.7%	9,000,000	96.2%	–	–	–	–	–	–	–	–	34.0%

* Represents beneficial ownership of less than 1%.

(1)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock as if converted to Class A common stock or Class B common stock, as applicable, voting as a single class. The holders of Series A preferred stock, Series B preferred stock, Series m-2 preferred stock and Class B common stock are entitled to 10 votes per share. The holders of our Series S preferred stock, Series m preferred stock, Series m-1 preferred stock, Series m-3 preferred stock, Series m-4 preferred stock and Class A common stock are entitled to one vote per share. There were no outstanding shares of Series m-1, Series m-3, or Series m-4 Preferred Stock outstanding as of April 5, 2024 or as of the Record Date. There were no holders of Series m Preferred Stock who held 5% of any class of our voting securities or who was one of our directors, named executive officers, or executive officers as of April 5, 2024. Combined voting power does not include shares underlying options or warrants convertible into shares of Class A common stock or Class B common stock.

(2)	Consists of 1,054,461 shares of Class A common stock underlying stock options that are currently exercisable, held by Mr, Li, and 1,181,846 shares of Class A common stock underlying stock options that are currently exercisable , held by Ms. Soria, who is Mr. Li’s wife.

(3)	The address for NetPosa Technologies (Hong Kong) Limited is Suite 1023, 10/F, Ocean Centre, 5 Canton Road, Tsim Sha Tsui, Kowloon Hong Kong.

(4)	Includes 147,491 shares of Class A common stock underlying stock options that are currently exercisable, held by Mr. Stephens.

(5)	The address for F50 Ventures Fund LP is 2132 Forbes Avenue, Santa Clara, California 95050.

(6)	The address for Series Knightscope LLC F50 Global Syndicate Fund LLC is 2625 Middlefield Road, Ste. 414, Palo Alto, California 94301.

(7)	The address for AIDS Healthcare Foundation is 6255 Sunset Boulevard, 21st Floor, Los Angeles, California 90028.

(8)	The address for Lab IX is 6201 America Center Drive, San Jose, California 95002.

(9)	The address for Mr. Swaminathan is 3 Via Di Lugano, Henderson, Nevada 890113.

(10)	The address for Mr. Hershey is c/o Walden Woods Holdings LLC, 900 Tanglewood Drive, Concord, Massachusetts 01742.

(11)	The address for Mr. Sullivan is 20400 Stevens Creek Blvd., Suite 750, Cupertino, California 95014.

(12)	Represents securities held by Equity Trust Company FBO Tiffany Thy Tran Roth IRA. The address for Equity Trust Company FBO Tiffany Thy Tran Roth IRA is 1 Equity Way, Westlake, Ohio 44145.

(13)	Represents stock options that are currently exercisable.

(14)	Includes 100,000 shares of Class A common stock underlying stock options that are currently exercisable.

(15)	Consists of (a) 1,001,556 shares of Class A common stock, (b) 4,577,394 shares of Class A common stock underlying stock options that are currently exercisable, and (c) 9,000,000 shares of Class B common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, regarding our equity incentive plans, which consists of awards issued under our 2014 Equity Incentive Plan, 2016 Equity Incentive Plan and 2022 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding optionss	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan	373,000	$0.47	-
2016 Equity Incentive Plan	6,302,546	$3.20	-
2022 Equity Incentive Plan	3,393,848	$2.06	99,363
Equity compensation plans not approved by security holders	-	-	-
Total	10,069,394	$$2.72	99,363

(1)	Consists of 99,363 shares of Class A common stock reserved for issuance under the 2022 Equity Incentive Plan. The number of shares of our Class A common stock and Class B common stock reserved for issuance under the 2022 Equity Incentive Plan will automatically increase each year on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (x) 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (y) an amount determined by the Plan Administrator (as defined in the 2022 Equity Incentive Plan); provided, however, that any shares that become available from any such increases in previous years that are not actually issued will continue to be available for issuance under the 2022 Equity Incentive Plan. The share reserve available for future issuance will also include (A) any shares previously authorized for issuance under the Company’s 2016 Equity Incentive Plan that on the Effective Date (as defined in the 2022 Equity Incentive Plan) had not been granted under the 2016 Equity Incentive Plan and are not subject to outstanding awards thereunder; plus (B) any shares subject to outstanding awards under the 2016 Equity Incentive Plan or the Company’s 2014 Equity Incentive Plan, as of the Effective Date that, on or after the Effective Date, cease to be subject to such awards prior to the issuance of shares thereunder, such as due to cancellation, expiration, or other termination of such awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2022 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation.”

Related Person Transactions

Konica Minolta, Inc.

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company and beneficially owned greater than 5% of our total voting power in 2022. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta approximately $400,000 and $381,000 in service fees for the years ended December 31, 2023 and 2022, respectively. The Company had payables of $84,000 and $117,000 owed to Konica Minolta as of December 31, 2023 and 2022, respectively.

Director and Officer Indemnification and Insurance

Our Amended and Restated Certificate of Incorporation and our bylaws provide that we indemnify each of our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware. Further, we have entered into indemnification agreements with certain of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as described above, there were no related person transactions in the years ended December 31, 2022 or 2023. The transactions described above were approved by the Board of Directors at the time they were entered into.

Director Independence

Nasdaq listing rules require that a majority of the Board be comprised of independent directors. The Board has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie is each an “independent director” as defined under the applicable Nasdaq rules, and that each of Linda Keene Solomon, Patty Watkins and Trish Howell was an “independent director” as defined under the applicable Nasdaq rules for the periods in 2023 and 2024 that they each served on the Board. Mr. Li is not independent due to his service as a current executive officer of the Company. The Board makes a determination regarding the independence of each director at least annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board has made a determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board of Directors has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie are “independent directors” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members, and that each of Linda Keene Solomon, Patty Watkins and Trish Howell was an “independent director” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members for the periods in 2023 and 2024 that they each served on such committees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed, including out-of-pocket costs, by BPM LLP, our independent registered public accounting firm for the years ended December 31, 2023 and 2022, for the audit of our financial statements and for other services provided in such years. All of these services and fees were pre-approved by the Audit Committee.

Fee Category	2023	2022
Audit Fees(1)	$630,475	$546,022
Audit-Related Fees(2)	$—	8,025
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$630,475	$554,047

(1)	Audit Fees included fees associated with the annual audit of our financial statements and for issuing a report thereon; the review of our periodic reports and services related to, or required by, statute or regulation, such as fees for comfort letters and consents; and assistance with and review of documents filed with the SEC.

(2)	There were no Audit-Related Fees in 2023. Audit-Related Fees in 2022 included assurance-related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation and included consultations on accounting matters.

(3)	There were no such fees during the periods presented.

(4)	There were no such fees during the periods presented.

Audit Committee Pre-Approval Policy and Procedures

Under its charter, the Audit Committee is responsible for the compensation of our independent registered public accounting firm and pre-approving any audit services and permissible non-audit and tax services to be performed by our independent registered public accounting firm. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

•	If applicable, each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent registered public accounting firm during the next annual audit cycle.

•	Actual amounts paid to the independent registered public accounting firm are monitored by management and reported to the Audit Committee.

•	Any non-audit services proposed to be provided by the independent registered public accounting firm and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed. The authority to grant pre-approval of audit and non-audit services may be delegated to one or more designated members of the Audit Committee, whose decisions will be presented to the full Audit Committee at its next regularly scheduled meeting.

•	Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)            Exhibits

Exhibit No.	Description
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2024	KNIGHTSCOPE, INC.

	By:	/s/ William Santana Li
William Santana Li
Chairman, Chief Executive Officer, and President