Form 10-Q
period 2024-03-31
Knightscope, Inc.
filed 2024-05-16
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(650) 924-1025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value per Share	KSCP	The Nasdaq Capital Market

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

As of May 13, 2024, there were 97,641,112 shares of the registrant’s Class A Common Stock outstanding and 9,357,822 shares of the registrant’s Class B Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, product and service releases, the status of product development, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products and product candidates, which will require significant capital resources and years of development efforts;
●	Our deployments and market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to continue as a going concern;
●	Our ability to comply with all applicable listing requirements or standards of The Nasdaq Capital Market;
●	Our intent or ability to effect a reverse stock split;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth, and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including :

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.
●	We expect to experience future losses as we implement our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

●	We may not be able to regain compliance with the applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.
●	We are subject to potential fluctuations in operating results due to our sales cycle.
●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.
●	Our financial results will fluctuate in the future, which makes them difficult to predict.
●	Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.
●	We cannot assure you that we will effectively manage our growth.
●	Our costs may grow more quickly than our revenues, harming our business and profitability.
●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.
●	The other risks, uncertainties, and important factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“the SEC”) on April 1, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on April 29, 2024 (together, our “Annual Report”), as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” “the Company” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,487	$2,282
Restricted cash	100	100
Accounts receivable, net of allowance for credit losses	3,094	2,090
Inventory	2,883	2,320
Prepaid expenses and other current assets	1,357	1,421
Total current assets	9,921	8,213

Autonomous Security Robots, net	8,487	8,845
Property, equipment and software, net	790	857
Operating lease right-of-use-assets	1,273	1,458
Goodwill	1,922	1,922
Intangible assets, net	1,478	1,557
Other assets	122	122
Total assets	$23,993	$22,974

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,499	$1,858
Accrued expenses	1,232	1,155
Deferred revenue	1,659	1,741
Operating lease liabilities, current	755	733
Other current liabilities	1,357	1,459
Total current liabilities	6,502	6,946
Debt obligations	3,898	1,242
Preferred stock warrant liability	5,298	5,976
Derivative liability	179	271
Other noncurrent liabilities	227	259
Operating lease liabilities, noncurrent	512	711
Total liabilities	16,616	15,405

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of March 31, 2024 and December 31, 2023, 9,473,084 and 9,499,083 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $35,174 and $35,361 as of March 31, 2024 and December 31, 2023, respectively	34,015	34,203

Stockholders’ deficit:
Class A Common Stock, $0.001 par, 114,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 93,748,259 and 80,188,600 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	94	80
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 9,357,822 shares issued and outstanding as of March 31, 2024 and December 31, 2023	9	9
Additional paid-in capital	142,309	134,735
Accumulated deficit	(169,050)	(161,458)
Total stockholders’ deficit	(26,638)	(26,634)
Total liabilities, preferred stock and stockholders’ deficit	$23,993	$22,974
(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue, net
Service	$1,691	$1,748
Product	563	1,149
Total revenue, net	2,254	2,897
Cost of revenue, net
Service	3,083	2,242
Product	616	868
Total cost of revenues, net	3,699	3,110
Gross loss	(1,445)	(213)

Operating expenses:
Research and development	1,569	1,397
Sales and marketing	1,506	1,128
General and administrative	3,641	3,639
Restructuring charges	119	144
Total operating expenses	6,835	6,308

Loss from operations	(8,280)	(6,521)

Other income:
Interest expense, net	(65)	(502)
Change in fair value of warrant and derivative liabilities	770	4,622
Change in fair value of convertible notes	—	43
Other expense, net	(17)	(86)
Total other income	688	4,077

Loss before income tax expense	(7,592)	(2,444)
Income tax expense	—	—
Net loss	$(7,592)	$(2,444)
Basic and diluted net loss per common share	$(0.08)	$(0.06)
Weighted average shares used to compute basic and diluted net loss per share	96,365,979	42,746,330

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Deficit

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m‑2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	1,855,328	$4,818	160,000	$480	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	446	—	446

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	2,893,824	3	—	—	4,171	—	4,174

Stock options exercised	—	—	—	—	—	—	—	—	—	—	213,020	—	—	—	225	—	225

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	4,424,645	4	—	—	4,690	—	4,694

Share conversion to common stock	(46,830)	(122)	—	—	(21,232)	(172)	(1,667,779)	(721)	(36,762)	(75)	1,753,977	2	37,938	—	1,088	—	1,090

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,444)	(2,444)

Balance as of March 31, 2023	1,808,498	$4,696	160,000	$480	2,693,500	$21,805	1,418,381	$614	3,498,859	$7,098	37,314,704	$37	10,357,822	$10	$106,332	$(141,784)	$(35,405)

	Series m		Series m‑2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		common		common		Additional		Total
	stock		stock		stock		stock		stock		stock		stock		Paid-in-	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	1,779,653	$4,621	160,000	$480	2,642,190	$21,390	1,418,381	$614	3,498,859	$7,098	80,188,600	$80	9,357,822	$9	$134,735	$(161,458)	$(26,634)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	334	—	334

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	13,512,738	14	—	—	7,053	—	7,067

Share conversion to common stock	(4,067)	(10)	—	—	(21,932)	(178)	—	—	—	—	46,921	—	—	—	188	—	188

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,592)	(7,592)

Balance as of March 31, 2024	1,775,586	$4,611	160,000	$480	2,620,258	$21,212	1,418,381	$614	3,498,859	$7,098	93,748,259	$94	9,357,822	$9	$142,309	$(169,050)	$(26,638)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(7,592)	$(2,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	557
Stock compensation expense	334	446
Change in fair value of warrant and derivative liabilities	(770)	(4,622)
Change in fair value of convertible notes	—	(43)
Accrued interest	50	497
Common stock issued in exchange for consulting services	—	168
Amortization of debt discount	12	—
Loss on disposal of property and equipment	1	—
Loss on disposal of Autonomous Security Robots	768	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,004)	(486)
Prepaid expenses and other current assets	64	(184)
Inventory	(563)	(138)
Other assets	—	22
Accounts payable	(359)	(769)
Accrued expenses	27	(560)
Deferred revenue	(82)	675
Other current and noncurrent liabilities	(126)	398
Net cash used in operating activities	(8,611)	(6,483)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(894)	(328)
Purchase of property and equipment	—	(439)
Net cash used in investing activities	(894)	(767)
Cash Flows From Financing Activities
Proceeds from stock options exercised	—	225
Proceeds from equity sale, net of issuance costs	7,067	4,694
Proceeds from issuance of REG A Bonds, net of issuance costs	2,644	—
Share conversion costs	(1)	(4)
Net cash provided by financing activities	9,710	4,915
Net change in cash, cash equivalents and restricted cash	205	(2,335)
Cash, cash equivalents and restricted cash at beginning of the period	2,382	4,810
Cash, cash equivalents and restricted cash at end of the period	$2,587	$2,475
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of preferred stock to common stock	$188	$1,090
Conversion of debt obligations to Class A Common Stock	$—	$4,174

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed financial statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. (the “Company”) is an innovator in robotics and artificial intelligence (“AI”) technologies focused on public safety. Our technologies are designed to help our clients protect the people, places, and things where we live, work, study, and visit. Our technologies are made in the USA and allow public safety professionals to more effectively identify, deter, intervene, capture, and prosecute criminals.

To support our mission to make the USA the safest country in the world, we design, develop, manufacture, market, deploy and support Autonomous Security Robots (“ASRs”), the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Blue Light emergency communication devices (“ECDs”), and the Knightscope Emergency Management System (“KEMS”) software platform.

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to the expected for the year ending December 31, 2024 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of scaling the business and significant research and development activities related to the development, continued improvement, and deployment of the Company’s ASRs (hardware and software).

Cash and cash equivalents on hand were $2.5 million as of March 31, 2024, compared to $2.3 million as of December 31, 2023. The Company has historically incurred losses and negative cashflows from operations. As of March 31, 2024, the Company also had an accumulated deficit of approximately $169.1 million and stockholders’ deficit of approximately $26.6 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Basic and Diluted Net Loss per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. The holders of the Company’s preferred stock are also entitled to noncumulative dividends prior and in preference, to the Company’s common stock and do not have a contractual obligation to share in the losses of the Company. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

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

	March 31,	March 31,
	2024	2023
Series A Preferred Stock (convertible to Class B Common Stock)	1,418,381	1,418,381
Series B Preferred Stock (convertible to Class B Common Stock)	3,498,859	3,498,859
Series m Preferred Stock (convertible to Class A Common Stock)	1,775,586	1,808,498
Series m-2 Preferred Stock (convertible to Class B Common Stock)	160,000	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	2,620,258	2,693,500
Warrants to purchase Class A Common Stock	1,138,446	1,138,446
Warrants to purchase Series m-3 Preferred Stock	1,432,786	1,432,786
Warrants to purchase Series s Preferred Stock	2,941,814	4,441,814
2022 Convertible Notes	—	5,191,966
Stock options	8,864,302	9,053,683
Total potentially dilutive shares	23,850,432	30,837,933

As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the USA and substantially all revenue is attributed to sellers and buyers based in the USA.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three-month periods ended March 31, 2024 and 2023.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 condensed balance sheet to conform to the fiscal year 2024 presentation. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity.

Accounting Pronouncements Adopted in 2024

None.

Accounting Pronouncements Not Yet Adopted

In November 2023, Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2023-07, Segment Reporting. The amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management does not believe the implementation of this pronouncement will have a material impact on the Company’s financial statements.

In December 2023, FASB released ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances income tax disclosures for the effective tax rate reconciliation and income taxes paid. This ASU is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU and the impact it may have on its financial statement disclosures.

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

	March 31,	December 31,
	2024	2023
Raw materials	$2,427	$2,112
Work in process	181	82
Finished goods	275	126
	$2,883	$2,320

In the first quarter of 2024, the Company discontinued the version 3 K5s and wrote off corresponding obsolete inventory of approximately $0.4 million against service cost of revenue, net.

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $1 and $2, depreciation expense of finished ASRs included in sales and marketing expense amounted to $0 and $12, and depreciation expense included in cost of revenue, net amounted to $483 and $361 for the three months ended March 31, 2024 and 2023, respectively.

ASRs, net, consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$2,552	$3,841
ASRs in progress	2,349	1,575
Finished ASRs	9,597	12,130
	14,498	17,546
Accumulated depreciation on Finished ASRs	(6,011)	(8,701)

ASRs, net	$8,487	$8,845

In the first quarter of 2024, the Company discontinued the version 3 K5s and wrote off approximately $0.4 million against service cost of revenue, net.

The components of the Finished ASRs, net are as follows:

	March 31,	December 31,
	2024	2023
ASRs on lease or available for lease	$8,494	$10,804
Demonstration ASRs	470	607
Research and development ASRs	67	194
Charge boxes	566	525
	9,597	12,130
Less: accumulated depreciation	(6,011)	(8,701)
Finished ASRs, net	$3,586	$3,429

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		March 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(289)	$701
Customer relationships	8	950	(173)	777
Trademark	1	230	(230)	—
Total		$2,170	$(692)	$1,478

		December 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(239)	$751
Customer relationships	8	950	(144)	806
Trademark	1	230	(230)	—
Total		$2,170	$(613)	$1,557

Intangible assets amortization expense totaled $79 and $137 for the three months ended March 31, 2024 and 2023 respectively. Intangible asset amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $30 and $49, respectively for the three month period ended March 31, 2024 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $87 and $50, respectively for the three month period ended March 31, 2023.

As of March 31, 2024, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2024 (remaining)	$238
2025	317
2026	317
2027	275
2028	118
Thereafter	213
Total	$1,478

Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Sales tax	$387	$364
Customer deposits	297	239
Warranty liability	341	406
Other	332	450
	$1,357	$1,459

Accrued Warranty

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the condensed statements of operations in cost of revenue, net - product. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims.

Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Change in the warranty liability for the three months ended consisted of the following:

	March 31,
	2024	2023
Balance January 1,	$406	$145
Provision for warranties issued during the quarter	41	—
Warranty services provided	(106)	(36)
	$341	$109

Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Legal, consulting, and financial services	$382	$117
Payroll and payroll taxes	314	604
Credit cards	267	244
Accrued interest	60	10
Other	209	180
	$1,232	$1,155

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants are recorded in the condensed statements of operations. The Company will continue to adjust the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the preferred stock warrants or the completion of a sale of the Company. Upon an initial public offering, the preferred stock warrants will convert into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants will be reclassified to additional paid-in capital and will no longer be subject to remeasurement.

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

NOTE 2: Revenue and Deferred Revenue

Revenue Recognition

ASR related revenues

The Company derives its revenues from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts under the lease accounting that typically have a twelve (12) - month term. In addition, the Company derives non-lease revenue items such as professional services related to ASRs’ deployments, special decals, shipping costs and training if any, recognized when control of these services is transferred to the clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

The Company recognizes ASR subscription revenue as follows:

ASR subscription revenue is generated from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts that typically have 12 - month terms. These revenue arrangements adhere to lease accounting guidance and are classified as leases for revenue recognition purposes. Currently, all revenue arrangements qualify as operating leases where consideration allocated to the lease deliverables is recognized ratably over the lease term.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

March 31, 2024
Deferred revenue - short term	$1,659
Revenue recognized in the three months ended related to amounts included in deferred revenue as of January 1, 2024	$715

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three Months Ended March 31,
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$25	$965	$990	$20	$1,002	$1,022
ECDs	1,226	38	1,264	1,787	88	1,875
Total	$1,251	$1,003	$2,254	$1,807	$1,090	$2,897

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2024 and December 31, 2023, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets
Cash equivalents:
Money market funds	$1,107	$1,107	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$212	$—	$—	$212
Warrant liability – Series S Preferred Stock	$5,086	$—	$—	$5,086
Derivative liability – Class A Common Stock warrants	$179	$—	$—	$179

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash equivalents:
Money market funds	$1,104	$1,104	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$284	$—	$—	$284
Warrant liability – Series s Preferred Stock	$5,692	$—	$—	$5,692
Derivative liability – Class A Common Stock warrants	$271	$—	$—	$271

During the three-month periods ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the three-month periods ended March 31, 2024 and 2023, which were measured at fair value on a recurring basis:

	March 31,	March 31,
	2024	2023
Beginning Balance	$6,247	$11,157
Revaluation of Series m-3, S Preferred Stock warrants and derivative liability	(770)	(4,622)
Ending Balance	$5,477	$6,535

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the three-month periods ended March 31, 2024 and 2023, which were measured at fair value on a recurring basis:

	March 31,	March 31,
	2024	2023
Beginning Balance	$—	$8,152
Notes converted	—	(4,174)
Interest accretion	—	497
Revaluation of 2022 Convertible Notes	—	(43)
Ending Balance	$—	$4,432

NOTE 4:  Debt Obligations

The amortized carrying amount of the Company’s debt obligations consists of the following:

	March 31,	December 31,
	2024	2023
Bonds, net of unamortized issuance costs of $375 and $194, respectively	$3,898	$1,242
Less: current portion of debt obligations	—	—
Non-current portion of debt obligations	$3,898	$1,242

The Company issued Public Safety Infrastructure Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the three months ended March 31, 2024.

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 2,000,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company’s Board of Directors adopted a new equity incentive plan defined as the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 1,936,014 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, non - statutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors.

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 5,000,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for issuance under the 2016 Plan became available for issuance under the 2022 Plan. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the plan administrator. Shares subject to awards (including under the 2016 Plan and the 2014 Plan) that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

The Board of Directors may grant stock options under the 2022 Plan at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Options generally have a term of ten years from the date of grant. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all of the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2022 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to non-employees for advisory and consulting services. At each measurement date, the Company will remeasure the fair value of these stock options using the Black - Scholes option pricing model and recognize the expense ratably over the vesting period of each stock option award. Stock options comprise all of the awards granted since the 2022 Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans for the three-month period ended of March 31, 2024 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2023	99,363	10,069,394	$2.72	7.14	$141
Granted	(20,000)	20,000	0.64
Exercised	—	—
Forfeited	1,225,092	(1,225,092)	4.96
Available and outstanding as of March 31, 2024	1,304,455	8,864,302	$2.40	7.07	$80
Vested and exercisable as of March 31, 2024		6,446,174	$2.20	6.49	$75

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $0.36 per share. There were no options exercised during the three month period ended March 31, 2024 compared to 213,020 options exercised in the prior year period. The fair value of the options that vested during the three months ended March 31, 2024 and 2023 was $345 and $793, respectively.

As of March 31, 2024, the Company had unamortized stock-based compensation expense of $2.3 million that will be recognized over the weighted average remaining vesting term of options of 2.52 years.

The assumptions utilized for option grants during the three-month periods ended March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31,
	2024	2023
Risk-free interest rate	4.49%	3.76%
Expected dividend yield	—%	—%
Expected volatility	54.89%	54.09%
Expected term (in years)	6.02	5.99

A summary of stock-based compensation expense recognized in the Company’s condensed statements of operations is as follows:

	Three months ended
	March 31,
	2024	2023
Cost of services	$57	$93
Research and development	122	—
Sales and marketing	48	53
General and administrative	107	300
Total	$334	$446

NOTE 6: Capital Stock and Warrants

The following tables summarize convertible preferred stock authorized and issued and outstanding as of March 31, 2024:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	1,418,381	$614	$1,267
Series B Preferred Stock	4,707,501	3,498,859	7,098	7,138
Series m Preferred Stock	6,666,666	1,775,586	4,611	5,327
Series m - 1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	160,000	480	480
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	2,620,258	21,212	20,962
Total Preferred Stock	43,405,324	9,473,084	$34,015	$35,174

A summary of the Company’s outstanding warrants as of March 31, 2024 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Series m-3 Preferred Stock	1,432,786	$4.0000	December 31, 2027
Series S Preferred Stock	2,941,814	$4.5000	December 31, 2027
Class A Common Stock	1,138,446	$3.2500	October 13, 2027

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

March 31,
2024
Series A Preferred Stock	1,418,381
Series B Preferred Stock	3,498,859
Series m Preferred Stock	1,775,586
Series m-2 Preferred Stock	160,000
Series S Preferred Stock	2,620,258
Stock options to purchase common stock	8,864,302
Warrants outstanding for future issuance of convertible preferred stock and common stock	5,513,046
Stock options available for future issuance	1,304,455
Total shares of Class A Common Stock reserved	25,154,887

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing the Company to offer and sell from time to time up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of the Company’s non-affiliated public float in any 12-month period unless the Company’s non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. During the three months ended March 31, 2024, the Company issued 13,512,738 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $7.1 million, net of brokerage and placement fees of approximately $0.3 million.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $60 and $99 in service fees for three-month periods ended March 31, 2024 and 2023, respectively. The Company had payables of $80 and $84 owed to Konica Minolta as of March 31, 2024 and December 31, 2023, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of March 31, 2024 and December 31, 2023, the components of leases and lease costs are as follows:

	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$1,273	$1,458

Operating lease liabilities, current portion	$755	$733
Operating lease liabilities, non-current portion	512	711
Total operating lease liabilities	$1,267	$1,444

Operating lease costs were approximately $0.3 million and $0.2 million for the three-month periods ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining)	$640
2025	675
2026	73
Total future minimum lease payments	1,388
Less - Interest	(121)
Present value of lease liabilities	$1,267

Weighted average remaining lease term is 1.7 years as of March 31, 2024 and the weighted average discount rate is 11.6%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of March 31, 2024 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of March 31, 2024 and December 31, 2023.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million as of March 31, 2024 and December 31, 2023 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

Pursuant to the Sales Agreement with Wainwright relating to the sale of shares of the Company’s Class A Common Stock, the Company filed a prospectus supplement with the SEC on April 8, 2024 pursuant to Rule 424(b)(5) (the “April Prospectus Supplement”). In accordance with the terms of the Sales Agreement and the April Prospectus Supplement, the Company may offer and sell shares of its Class A Common Stock having an aggregate offering price of up to $6.4 million from time to time through or to Wainwright acting as its agent or principal. As of April 4, 2024, the aggregate market value of the Company’s outstanding Class A Common Stock held by non-affiliates (“public float”) was approximately $54.9 million. During the prior 12 calendar month period that ended on and included the date of the April Prospectus Supplement, the Company had offered and sold 20,969,876 shares of Class A Common Stock for approximately $11.9 million pursuant to General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities registered on the registration statement, of which the prospectus is a part, in a public primary offering with a value exceeding more than one-third of the Company’s public float in any 12-month period so long as the Company’s public float remains below $75.0 million.

From April 1, 2024 to May 10, 2024, the Company sold 4,132,855 shares of Class A Common Stock, generating approximately $1.8 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

On April 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock from 114,000,000 to 228,000,000 shares, as described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 23, 2024 (the “Proxy Statement”). The Board of Directors had previously approved the Amendment and, on April 5, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Amendment, which became effective upon filing with the Secretary of State.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Overview

Knightscope is an innovator in robotics and artificial intelligence (“AI”) technologies focused on public safety. Our technologies are designed to help our clients protect the people, places, and things where we live, work, study, and visit. Our technologies are made in the USA and allow public safety professionals to more effectively identify, deter, intervene, capture, and prosecute criminals.

To support our mission to make the USA the safest country in the world, we design, develop, manufacture, market, deploy and support ASRs, the KSOC software user interface, ECDs, and the KEMS software platform.

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

Our ECDs that comprise our K1B portfolio of products consist of the K1 Blue Light Tower, K1 E-Phone, and the K1 Call Box. Tower devices are tall, highly visible and recognizable apparatuses that provide emergency communications using cellular and satellite communications with solar power for additional safety in remote locations. E-Phones and Call Boxes offer a smaller, yet still highly visible, footprint than the towers, but with the same reliable communication capabilities.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, MaaS business model, which includes the ASR machine as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

Our KEMS platform consists of self-diagnostic, alarm monitoring software solution that provides ECD system owners daily email reports on the operational status of their system, a one-year parts warranty, and optional installation services. The cloud-based application monitors the system wide state-of-health, alerts users concerning operational issues, provides technicians real-time error detection/diagnostics, and collects/reports system performance statistics.

Our current strategy for all products and services is to focus solely on USA sales and deployments for the foreseeable future before considering global expansion.

Financial Efficiency

In the first quarter of 2024, Knightscope began implementing its previously announced roadmap to profitable growth by focusing on streamlining costs and operations across all aspects of the Company. The Company’s actions focused on reducing costs, primarily at its K1B product line which was acquired when the Company purchased the assets of CASE Emergency Management.

Organizational Structure – the Company has focused on streamlining management size, eliminating positions not aligned with Company goals, automation and strategic outsourcing of business functions that are not aligned with the Company’s core technology focused mission. Our strategic outsourcing initiative primarily addressed our services team that provided onsite support to K1B and ASR products in the field. The Company opted to align with key service and maintenance organizations with thousands of technicians better able to effectively support our clients.

Manufacturing – the Company began to consolidate its manufacturing operations from 3 facilities across northern and southern California down to 1 primary facility in Mountain View, California to improve process flow, quality, purchasing efficiencies and labor flexibility.

Facilities – Knightscope has also begun closing K1B satellite facilities to reduce footprint from 13 to 1 rooftops with the expectation to further improve efficiencies and inventory management while reducing real estate costs and operating expenses.

Upgrades - in the ASR product line, management prioritized enhancing client experience by addressing quality issues and upgrading existing client machines to the latest generation K5 in lieu of shipping machines to new clients reflected in the backlog.

As a result of these changes, the Company expects 2024 to be a year of transition with fluctuations in results of operations throughout the year. The Company believes that although the streamlining of costs and operations may yield less than favorable near-term results of operations, the changes will better set the Company for long term financial health.

Nasdaq Listing Rules Compliance

On April 24, 2024, the Company received a delisting determination letter (the “Delisting Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company has not regained compliance with the requirement that the bid price for the Class A Common Stock close above $1.00 per share (the “Minimum Bid Price Requirement”). As previously disclosed, on October 26, 2023, the Company was listed on The Nasdaq Global Market and received written notice (the “Notice”) from Nasdaq indicating that the Company was no longer in compliance with the Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5450(a)(1) and had 180 calendar days, or until April 23, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company transferred to The Nasdaq Capital Market effective as of March 4, 2024 and was afforded the remainder of the compliance period to regain compliance with the Minimum Bid Price Requirement.

As the Company did not regain compliance with the Minimum Bid Price Requirement by April 23, 2024, and it was determined that the Company was not eligible for another 180 calendar-day extension because it did not meet the minimum stockholders’ equity initial listing requirements for The Nasdaq Capital Market, as set forth under listing Rule 5505(b), the Company received the Delisting Determination Letter.

The Delisting Determination Letter stated that unless the Company requests a hearing before a Nasdaq Hearing Panel (“Panel”) to appeal Nasdaq’s delisting determination by May 1, 2024, trading of the Company’s Class A Common Stock will be suspended at the opening of business on May 3, 2024, and the Company’s Class A Common Stock will be delisted from The Nasdaq Capital Market.

On April 30, 2024, the Company requested a hearing before the Panel at which it will request a suspension of delisting pending its return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request stayed the suspension of trading and delisting of the Company’s Class A Common Stock pending the conclusion of the hearing process. Consequently, the Company expects its Class A Common Stock to remain listed on The Nasdaq Capital Market at least until the Panel renders a decision following the hearing. On May 1, 2024, the Company received a letter (the “Hearing Letter”) from the Nasdaq Listing Qualifications Hearings Staff (the “Hearings Staff”), indicating that the Hearings Staff had received the Company’s request to appeal the delisting action and that, to the extent permitted by Nasdaq Listing Rules, the delisting action referenced in the Delisting Determination Letter has been stayed, pending a final written decision by a Panel. The Hearing Letter noted that the Company is scheduled for a hearing with the Panel on June 11, 2024. On May 8, 2024, the Company submitted a questionnaire to the Staff requesting an expedited review process in lieu of the scheduled hearing.

If necessary, the Company intends to provide to the Staff a plan to regain compliance to the Panel, including, subject to approval of the Company’s Board of Directors and its stockholders, implementing a reverse stock split, should it be necessary.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq listing rules, that the Company will be able to successfully implement a reverse stock split, that the Panel will grant the Company’s request for a suspension of delisting on The Nasdaq Capital Market, or that the Company’s appeal of the Delisting Determination Letter will be successful.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq listing rules, that the Company will be able to successfully implement a reverse stock split if it decides to pursue one, or that the Company’s appeal of the delisting determination will be successful.

Increase in Authorized Shares of Class A Common Stock

On April 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock from 114,000,000 to 228,000,000 shares, as described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 23, 2024 (the “Proxy Statement”). The Board of Directors had previously approved the Amendment and, on April 5, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Amendment, which became effective upon filing with the Secretary of State.

Known or Anticipated Trends

Knightscope provides monitoring services to various sectors, including corporate and college campuses, shopping centers, casinos, resorts and other public spaces where people live, work and play. As the Company believes that as businesses and municipalities seek to enhance security while controlling costs, the demand for automated and efficient security solutions like those offered by Knightscope is likely to grow, driven in part by the increasing need for surveillance to combat rising crime rates and security breaches.

Additionally, our primary goals remain meeting client demand for our technology, attracting new client orders, and ensuring consistent performance in the field.

In 2024, pursuant to the previously announced roadmap to profitability, the Company is focused on implementing initiatives focused on optimizing operations in order to achieve profitable growth in the future. Simultaneously, the Company continues to scale its business to meet incoming demand.

Due to geopolitical events and safety requirements as well as various high-profile incidents of violence across the USA, we believe that the market for our technologies will continue to grow. The Company believes that recent protests on college campuses may present a business opportunity, particularly for the Company’s emergency communication devices. Protests could heighten awareness of security needs on college campuses. In response administrators might seek to bolster their security infrastructure in an effort to manage large gatherings safely and effectively. As a result, the Company could see increased demand for its emergency communication devices and autonomous security robots equipped with intercoms or emergency call buttons, as part of an integrated campus security system.

We also expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality and product features.

The Company is focused on scaling its business and becoming more streamlined, which management expects will decrease gross margin loss over time. We are evaluating and taking a number of near-term actions to facilitate this result, and as the Company matures, we expect to obtain economies of scale and efficiency that will help to increase revenue and reduce costs over the medium to long-term. We are also focused on controlling general overhead costs, such as

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

As of May 14, 2024, the Company had a total backlog of approximately $4.3 million, comprised of $1.9 million related to ASR orders and $2.4 million related to orders for ECDs.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenues.

	Three Months ended March 31,
	2024		2023
Revenue, net
Service	$1,691	75%	$1,748	60%
Product	563	25%	1,149	40%
Total revenue, net	2,254	100%	$2,897	100%
Cost of revenue, net
Service	3,083	137%	2,242	77%
Product	616	27%	868	30%
Total cost of revenues	3,699	164%	3,110	107%
Gross loss	(1,445)	(64)%	(213)	(7)%
Operating Expenses:
Research and development	1,569	70%	1,397	48%
Sales and marketing	1,506	67%	1,128	39%
General and administrative	3,641	162%	3,639	126%
Restructuring charges	119	5%	144	5%
Total operating expenses	6,835	303%	6,308	218%
Loss from operations	(8,280)	(363)%	(6,521)	(225)%
Interest expense, net	(65)	(3)%	(502)	(17)%
Change in fair value of warrant and derivative liability	770	34%	4,622	160%
Change in fair value of convertible note	—	—%	43	1%
Other expense, net	(17)	(1)%	(86)	(3)%
Total other income (expense), net	688	31%	4,077	141%
Loss before income tax expense	(7,592)	(337)%	(2,444)	(84)%
Income tax expense	—	—%	—	—%
Net loss	$(7,592)	(337)%	$(2,444)	(84)%

Revenue, net

Service revenue, net for the three months ended March 31, 2024 was relatively flat compared to the same period in the prior year. Product revenue decreased by approximately $0.6 million in the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to structural changes made to the ECD product line organization that impacted the timing of sales, production and delivery of products. The Company recognizes revenue when devices are fully installed. The structural changes led to a period-over-period decline in installations across the ECD products.

Cost of revenue, net

Service cost of revenue, net for the three months ended March 31, 2024 increased by approximately $0.8 million to approximately $3.1 million, compared to the three months ended March 31, 2023. A high percentage of version 3 K5 ASRs did not meet expected quality standards resulting in high service, maintenance and repair costs and low customer satisfaction. In the three months ended March 31, 2024, we decided to discontinue the version 3 K5s and replace them with the improved, better performing version 5 K5s. Version 3 K5s, totaling approximately $0.4 million were written off and recorded in service cost of revenue, net in the current year quarter and we expect this trend to continue throughout the year as we replace existing client machines. Obsolete inventory of approximately $0.4 million was written off and recorded in service cost of revenue, net in the current year quarter. We also had an increase in depreciation of approximately $0.1 million as the Company added more ASRs into service and outside field services of approximately $0.2 million partially offset by lower cost of materials of approximately $0.1 million and lower cellular fees of approximately $0.1 million. The service cost of revenue, net is primarily related to the average service cost per unit, depreciation of the ASRs, and third-party fees.

Additional costs relate to the ongoing maintenance and support of our installed base of ECDs which consists primarily of service personnel, vehicle expense, and warranty repair costs.

In the three months ended March 31, 2024, the Company made the decision to outsource its ECD field services function to third-party service and maintenance organizations with thousands of technicians better able to efficiently support our clients. We expect that this outsourcing will allow the Company to better focus on its technology and innovation while reducing costs related to non-core business functions.

Product cost of revenue, net was approximately $0.6 million for the three months ended March 31, 2024 compared to approximately $0.9 million for the prior year period. The $0.3 million period over period decrease is primarily attributable to lower product sales of ECD products.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the three months ended March 31, 2024 of approximately $1.4 million, net, compared to a gross loss of approximately $0.2 million, net, for the three months ended March 31, 2023.

Research and Development

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Research and development	$1,569	$1,397	$172	12%
Percentage of total revenue	70%	48%

Research and development expenses increased by approximately $0.2 million, or 12%, for the three months ended March 31, 2024, as compared to the same period in the prior year. The increase is primarily due to higher headcount than in the same period in the prior year which were lower following a workforce reduction in January 2023.

Sales and Marketing

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Sales and marketing	$1,506	$1,128	$378	34%
Percentage of total revenue	67%	39%

Sales and marketing expenses increased by approximately $0.4 million, or 34%, for the three months ended March 31, 2024, as compared to the same period in the prior year. The increase was primarily due to increased advertising costs related to the Regulation A Infrastructure Bond Offering that closed in March 2024.

General and Administrative

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
General and administrative	$3,641	$3,639	$2	—%
Percentage of total revenue	162%	126%

General and administrative expenses were flat for the three months ended March 31, 2024, as compared to the same period in the prior year. We had an increase in investor relations related expenses of approximately $0.7 million offset by lower headcount expense of approximately $0.2 million, lower third-party fees of approximately $0.1 million, lower insurance costs related to directors and officers of approximately $0.2 million and lower miscellaneous costs of approximately $0.2 million.

Restructuring Charges

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Restructuring Charges	$119	$144	$(25)	(17)%
Percentage of total revenue	6%	5%

Restructuring charges were approximately $0.1 million for each of the three month periods ended March 31, 2023 and 2024. These charges are related to work force reductions.

Other Income, Net

	Three Months Ended
	March 31
	2024	2023	$ Change	% Change
Interest expense, net	$(65)	$(502)	$(437)	(87)%
Change in fair value of warrant and derivative liabilities	770	4,622	(3,852)	(83)%
Change in fair value of convertible notes	—	43	(43)	(100)%
Other expense, net	(17)	(86)	69	80%
Total other income, net	$688	$4,077	$(3,389)	(83)%

Total other income decreased by approximately $3.4 million, or 83%, for the three months ended March 31, 2024 as compared to the same period in the prior year, resulting in other income, net of approximately $0.7 million for the three months ended March 31, 2024 compared to total other income, net of approximately $4.1 million for the same period in the prior year. Interest expense decreased by $0.4 million due to a lower debt balance in the current year period as compared to the same period in the prior year. The decrease in the fair value of warrant and derivative liabilities for the three-months ended March 31, 2024 was approximately $3.9 million less than in the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2024, and December 31, 2023, we had $2.5 million and $2.3 million, respectively, of cash and cash equivalents. As of March 31, 2024, the Company also had an accumulated deficit of approximately $169.1 million, working capital of approximately $3.4 million and stockholders’ deficit of approximately $26.6 million. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which we filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing us to offer and sell from time to time of up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would we sell any securities in a public primary offering with a value exceeding one-third of our non-affiliated public float in any 12-month period unless our non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after our non-affiliated public float subsequently rose to an amount greater than $75.0 million, we filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

Pursuant to the Sales Agreement with Wainwright, we filed a prospectus supplement with the SEC on April 8, 2024 pursuant to Rule 424(b)(5) (the “April Prospectus Supplement”). In accordance with the terms of the Sales Agreement and the April Prospectus Supplement, we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $6.4 million from time to time through or to Wainwright acting as our agent or principal. As of April 4, 2024, the aggregate market value of our outstanding Class A Common Stock held by non-affiliates (“public float”) was approximately $54.9 million. During the prior 12 calendar month period that ended on and included the date of the April Prospectus Supplement, we had offered and sold 20,969,876 shares of Class A Common Stock for approximately $11.9 million pursuant to General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities registered on the registration statement, of which the prospectus is a part, in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

During the three months ended March 31, 2024, we issued 13,512,738 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $7.1 million, net of brokerage and placement fees of approximately $0.3 million. From April 1, 2024 to May 10, 2024, we sold 4,123,855 shares of Class A Common Stock, generating approximately $1.8 million of proceeds, net of commissions and other issuance costs. As of May 11, 2024, we had remaining capacity to issue up to approximately $4.5 million of Class A Common Stock under the at-the-market offering program.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(8,611)	$(6,483)
Net cash used in investing activities	(894)	(767)
Net cash provided by financing activities	9,710	4,915
Net increase/ (decrease) in cash and cash equivalents	$205	$(2,335)

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

Net cash used in operating activities was approximately $8.6 million for the three months ended March 31, 2024. Net cash used in operating activities resulted from a net loss of approximately $7.6 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2024 increased by approximately $2.1 million as compared to the respective period of the prior year. The increase was primarily a result of an increase in the net loss of approximately $5.2 million, changes in assets and liabilities of approximately $1.0 million, a decrease in accrued interest of approximately $0.5 million and a decrease in stock based compensation of approximately $0.1 million partially offset by a decrease in the change in fair value of warrant and derivative liabilities of approximately $3.9 million, and a loss on disposal of ASRs and related inventory of approximately $0.8 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023 was approximately $0.5 and $0.8 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $9.7 million for the three months ended March 31, 2024, an increase of approximately $4.8 million as compared to the respective period of the prior year.  Our financing activities for the three months ended March 31, 2024, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright and issuance of Regulation A bonds. In the prior year period our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from what was reported in the Annual Report. Please see Note 1 to our condensed financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated April 5, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8 - K (File No. 001 - 41248) filed on April 8, 2024).

3.3	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

10.1	Employment Agreement between the Company and Apoorv Dwivedi (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K (File No. 001-41248) filed on April 1, 2024).

10.2	Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-41248) filed on April 1, 2024).

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

Date: May 15, 2024

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)