Form 10-Q
period 2024-06-30
Knightscope, Inc.
filed 2024-08-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, there were 136,095,119 shares of the registrant’s Class A Common Stock outstanding and 16,725,760 shares of the registrant’s Class B Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, including profitability, our business strategy and plans, market growth, product and service releases, the status of product development, compliance with applicable listing requirements or standards of The Nasdaq Capital Market, demand for our products and services, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.
●	We expect to experience future losses as we implement our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

●	We may not be able to regain compliance with the applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.
●	We are subject to potential fluctuations in operating results due to our sales cycle.
●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.
●	Our financial results will fluctuate in the future, which makes them difficult to predict.
●	Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.
●	We cannot assure you that we will effectively manage our growth.
●	Our costs may grow more quickly than our revenues, harming our business and profitability.
●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.
●	The other risks, uncertainties, and important factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“the SEC”) on April 1, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on April 29, 2024 (together, our “Annual Report”), as updated in our other filings with the SEC.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,625	$2,282
Restricted cash	101	100
Accounts receivable, net of allowance for credit losses of $91 and $15 as of June 30, 2024 and December 31, 2023	3,508	2,090
Inventory	3,242	2,320
Prepaid expenses and other current assets	1,250	1,421
Total current assets	10,726	8,213
Autonomous Security Robots, net	8,538	8,845
Property, equipment and software, net	756	857
Operating lease right-of-use-assets	1,086	1,458
Goodwill	1,922	1,922
Intangible assets, net	1,399	1,557
Other assets	123	122
Total assets	$24,550	$22,974

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,615	$1,858
Accrued expenses	1,880	1,155
Deferred revenue	2,288	1,741
Operating lease liabilities, current	787	733
Other current liabilities	1,329	1,459
Total current liabilities	8,899	6,946
Debt obligations, net of debt issuance costs of $356 and $194 as of June 30, 2024 and December 31, 2023	3,917	1,242
Preferred stock warrant liability	—	5,976
Derivative liability	34	271
Other noncurrent liabilities	224	259
Operating lease liabilities, noncurrent	300	711
Total liabilities	13,374	15,405

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 43,405,324 shares authorized as of June 30, 2024 and December 31, 2023, 0 and 9,499,083 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $35,361 as of June 30, 2024 and December 31, 2023, respectively	—	34,203

Stockholders’ equity (deficit):
Class A Common Stock, $0.001 par, 228,000,000 and 114,000,000 shares authorized as of June 30, 2024 and December 31, 2023, 116,967,395 and 80,188,600 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	117	80
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of June 30, 2024 and December 31, 2023, 16,725,760 and 9,357,822 shares issued and outstanding as of June 30, 2024 and December 31, 2023	17	9
Additional paid-in capital	186,363	134,735
Accumulated deficit	(175,321)	(161,458)
Total stockholders’ equity (deficit)	11,176	(26,634)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$24,550	$22,974

(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue, net
Service	$1,950	$1,825	$3,641	$3,573
Product	1,253	1,738	1,816	2,887
Total revenue, net	3,203	3,563	5,457	6,460
Cost of revenue, net
Service	2,791	2,642	5,874	4,884
Product	970	912	1,586	1,780
Total cost of revenue, net	3,761	3,554	7,460	6,664
Gross profit (loss)	(558)	9	(2,003)	(204)

Operating expenses:
Research and development	1,637	1,482	3,206	2,879
Sales and marketing	1,537	1,193	3,043	2,321
General and administrative	2,734	3,274	6,375	6,913
Restructuring charges	295	5	414	149
Total operating expenses	6,203	5,954	13,038	12,262

Loss from operations	(6,761)	(5,945)	(15,041)	(12,466)

Other income (expense):
Change in fair value of warrant and derivative liabilities	681	1,193	1,451	5,815
Change in fair value of convertible notes	—	(43)	—	—
Interest income (expense), net	(128)	48	(193)	(454)
Other expense, net	(63)	(51)	(80)	(137)
Total other income	490	1,147	1,178	5,224

Net loss before income tax expense	(6,271)	(4,798)	(13,863)	(7,242)
Income tax expense	—	—	—	—
Net loss	$(6,271)	$(4,798)	$(13,863)	$(7,242)
Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.13)	$(0.14)
Weighted average shares used to compute basic and diluted net loss per share	116,863,327	57,224,377	106,099,552	50,087,068

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of March 31, 2023	1,808,498	$4,696	160,000	$480	2,693,500	$21,805	1,418,381	$614	3,498,859	$7,098	37,314,704	$37	10,357,822	$10	$106,332	$(141,784)	$(35,405)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	731	—	731

Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	7,538,604	8	—	—	4,410	—	4,418

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	238,000	—	38	—	38

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	18,396,581	18	—	—	9,524	—	9,542

Share conversion to common stock	(7,539)	(20)	—	—	(16,935)	(137)	—	—	—	—	269,212	1	(238,000)	—	156	—	157

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,798)	(4,798)

Balance as of June 30, 2023	1,800,959	$4,676	160,000	$480	2,676,565	$21,668	1,418,381	$614	3,498,859	$7,098	63,519,101	$64	10,357,822	$10	$121,190	$(146,582)	$(25,318)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	1,855,328	$4,818	160,000	$480	2,714,732	$21,977	3,086,160	$1,335	3,535,621	$7,173	28,029,238	$28	10,319,884	$10	$95,716	$(139,340)	$(43,586)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,177	—	1,177

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	10,432,428	11	—	—	8,581	—	8,592

Stock options exercised	—	—	—	—	—	—	—	—	—	—	213,020	—	238,000	—	263	—	263

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	22,821,226	23	—	—	14,213	—	14,236

Share conversion to common stock	(54,369)	(142)	—	—	(38,167)	(309)	(1,667,779)	(721)	(36,762)	(75)	2,023,189	2	(200,062)	—	1,245	—	1,247

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,242)	(7,242)

Balance as of June 30, 2023	1,800,959	$4,676	160,000	$480	2,676,565	$21,668	1,418,381	$614	3,498,859	$7,098	63,519,101	$64	10,357,822	$10	$121,190	$(146,582)	$(25,318)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of March 31, 2024	1,775,586	$4,611	160,000	$480	2,620,258	$21,212	1,418,381	$614	3,498,859	$7,098	93,748,259	$94	9,357,822	$9	$142,309	$(169,050)	$(26,638)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	269	—	269

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	113,000	—	—	—	18	—	18

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	14,689,496	15	—	—	5,007	—	5,022

Share conversion to common stock	(1,775,586)	(4,611)	(160,000)	(480)	(2,620,258)	(21,212)	(1,418,381)	(614)	(3,498,859)	(7,098)	8,416,640	8	7,367,938	8	33,999	—	34,015

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,271)	(6,271)

Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	116,967,395	$117	16,725,760	$17	$186,363	$(175,321)	$11,176

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	1,779,653	$4,621	160,000	$480	2,642,190	$21,390	1,418,381	$614	3,498,859	$7,098	80,188,600	$80	9,357,822	$9	$134,735	$(161,458)	$(26,634)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	603	—	603

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	113,000	—	—	—	18	—	18

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	28,202,234	29	—	—	12,060	—	12,089

Share conversion to common stock	(1,779,653)	(4,621)	(160,000)	(480)	(2,642,190)	(21,390)	(1,418,381)	(614)	(3,498,859)	(7,098)	8,463,561	8	7,367,938	8	34,187	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,863)	(13,863)

Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	116,967,395	$117	16,725,760	$17	$186,363	$(175,321)	$11,176

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(13,863)	$(7,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280	1,155
Loss on disposal of Autonomous Security Robots	1,075	—
Loss on disposal of property and equipment	1	—
Stock compensation expense	603	1,177
Change in fair value of warrant and derivative liabilities	(1,451)	(5,815)
Accrued interest	159	440
Common stock issued in exchange for consulting services	—	293
Amortization of debt discount	31	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,418)	(673)
Prepaid expenses and other current assets	171	(246)
Inventory	(922)	(111)
Other assets	(1)	22
Accounts payable	757	(938)
Accrued expenses	566	30
Deferred revenue	547	155
Other current and noncurrent liabilities	(177)	538
Net cash used in operating activities	(12,642)	(11,215)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,759)	(1,690)
Purchases of property and equipment	(4)	(457)
Net cash used in investing activities	(1,763)	(2,147)

Cash Flows From Financing Activities
Proceeds from stock options exercised	18	263
Proceeds from equity sale, net of issuance costs	12,089	14,236
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	2,644	—
Share conversion costs	(2)	(5)
Net cash provided by financing activities	14,749	14,494
Net change in cash, cash equivalents and restricted cash	344	1,132
Cash, cash equivalents and restricted cash at beginning of the period	2,382	4,810
Cash, cash equivalents and restricted cash at end of the period	$2,726	$5,942

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Conversion of preferred stock to common stock	$34,203	$1,247
Conversion of debt obligations to Class A Common Stock	$—	$8,592
Goodwill adjustment	$—	$578
Capital expenditures in accounts payable and other long-term liabilities	$27	$—
Preferred stock warrant reclassification to equity	$4,762	$—

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed financial statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. (the “Company”) is an innovator in robotics and artificial intelligence (“AI”) technologies focused on public safety. Our technologies are designed to help our clients protect the people, places, and things where we live, work, study, and visit. Our technologies are made in the United States and allow public safety professionals to more effectively identify, deter, intervene, capture, and prosecute criminals.

To support our mission to make the United States the safest country in the world, we design, develop, manufacture, market, deploy and support Autonomous Security Robots (“ASRs”), the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, Blue Light emergency communication devices (“ECDs”), and the proprietary Knightscope Emergency Management System (“KEMS”) software platform.

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of scaling the business and significant research and development activities related to the development, continued improvement, and deployment of the Company’s ASRs (hardware and software).

Cash and cash equivalents on hand were $2.6 million as of June 30, 2024, compared to $2.3 million as of December 31, 2023. The Company has historically incurred losses and negative cashflows from operations. As of June 30, 2024, the Company also had an accumulated deficit of approximately $175.3 million and stockholders’ equity of approximately $11.2 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 consist of the following:

	June 30,	June 30,
	2024	2023
Series A Preferred Stock (convertible to Class B Common Stock)	—	1,418,381
Series B Preferred Stock (convertible to Class B Common Stock)	—	3,498,859
Series m Preferred Stock (convertible to Class A Common Stock)	—	1,800,959
Series m-2 Preferred Stock (convertible to Class B Common Stock)	—	160,000
Series S Preferred Stock (convertible to Class A Common Stock)	—	2,676,565
Warrants to purchase Class A Common Stock	8,644,019	1,138,446
Warrants to purchase Series m-3 Preferred Stock	—	1,432,786
Warrants to purchase Series S Preferred Stock	—	2,941,814
Stock options	14,005,835	9,405,655
Total potentially dilutive shares	22,649,854	24,473,465

As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

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

Comprehensive Loss

Net loss was equal to comprehensive loss for the three and six month periods ended June 30, 2024 and 2023.

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

Reclassifications

Certain reclassifications have been made to the condensed balance sheet as of December 31, 2023 to conform to the fiscal year 2024 presentation. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity (deficit).

Accounting Pronouncements Adopted in 2024

None.

Accounting Pronouncements Not Yet Adopted

In November 2023, Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting. The amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management does not believe the implementation of this pronouncement will have a material impact on the Company’s financial statements.

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

	June 30,	December 31,
	2024	2023
Raw materials	$2,967	$2,112
Work in process	147	82
Finished goods	128	126
	$3,242	$2,320

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $0 and $2, depreciation expense of finished ASRs included in sales and marketing expense amounted to $0 and $1, and depreciation expense included in cost of revenue, net amounted to $507 and $409 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense of finished ASRs included in research and development expense amounted to $1 and $4, depreciation expense of finished ASRs included in sales and marketing expense amounted to $0 and $13, and depreciation expense included in cost of revenue, net amounted to $990 and $770 for the six months ended June 30, 2024 and 2023, respectively.

ASRs, net, consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$2,587	$3,841
ASRs in progress	1,512	1,575
Finished ASRs	9,343	12,130
	13,442	17,546
Less: accumulated depreciation on Finished ASRs	(4,904)	(8,701)
ASRs, net	$8,538	$8,845

In the first quarter of 2024, the Company discontinued the K5 v3 machines and as a result, in the first half of 2024, wrote off approximately $1.1 million against service cost of revenue, net.

The components of the Finished ASRs, net are as follows:

	June 30,	December 31,
	2024	2023
ASRs on lease or available for lease	$8,620	$10,804
Demonstration ASRs	42	607
Research and development ASRs	186	194
Charge boxes	495	525
	9,343	12,130
Less: accumulated depreciation	(4,904)	(8,701)
Finished ASRs, net	$4,439	$3,429

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		June 30, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(338)	$652
Customer relationships	8	950	(203)	747
Total		$1,940	$(541)	$1,399

		December 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(239)	$751
Customer relationships	8	950	(144)	806
Total		$1,940	$(383)	$1,557

Intangible assets amortization expense totaled $79 and $136 for the three months ended June 30, 2024 and 2023 respectively. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $29 and $50, respectively for the three month period ended June 30, 2024 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $87 and $49, respectively for the three month period ended June 30, 2023.

Intangible assets amortization expense totaled $158 and $273 for the six months ended June 30, 2024 and 2023 respectively. Intangible asset amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $59 and $99, respectively for the six month period ended June 30, 2024 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $174 and $99, respectively for the six month period ended June 30, 2023.

As of June 30, 2024, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2024 (remaining six months)	$159
2025	317
2026	317
2027	275
2028	118
2029 and thereafter	213
Total	$1,399

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Sales tax	$376	$364
Customer deposits	241	239
Warranty liability	457	406
Other	255	450
	$1,329	$1,459

Warranty Liability

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

Change in the warranty liability for the six months ended consisted of the following:

	June 30,
	2024	2023
Balance January 1,	$406	$145
Provision for warranties issued	234	240
Warranty services provided	(183)	(72)
	$457	$313

Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Legal, consulting, and financial services	$432	$117
Payroll and payroll taxes	523	604
Credit cards	297	244
Accrued interest	169	10
Other	459	180
	$1,880	$1,155

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

NOTE 2: Revenue and Deferred Revenue

Revenue Recognition

ASR related revenues

The Company derives its revenues from lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts under the lease accounting that typically have a twelve (12) - month term with an automatic renewal feature. In addition, the Company derives non-lease revenue items such as professional services related to ASRs’ deployments, special decals, shipping costs and training if any, recognized when control of these services is transferred to the clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

ASR subscription revenue

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

Deferred revenue

In connection with the Company’s Machine-as-a-Service (“MaaS”) subscription for the Company’s ASRs, the Company’s standard billing terms are annual in advance. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period. In addition, the Company refers certain transactions to financing companies, whereby the financing company advances the full value of the MaaS subscription to the Company, less a processing fee. The advanced payment is recorded in deferred revenue and amortized over the term of the subscription once the ASR is delivered to the deployment site.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

June 30, 2024
Deferred revenue - short term	$2,288
Revenue recognized in the six months ended related to amounts included in deferred revenue as of January 1, 2024	$1,173

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Customer Deposits

Customer deposits primarily relate to sales of ECDs to certain customers dependent upon creditworthiness. The customer deposits are recorded as current liabilities and reclassed as a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three Months Ended June 30,
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$22	$990	$1,012	$20	$1,080	$1,100
ECDs	1,928	263	2,191	2,393	70	2,463
Total	$1,950	$1,253	$3,203	$2,413	$1,150	$3,563

	Six Months Ended June 30,
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$47	$1,955	$2,002	$40	$2,082	$2,122
ECDs	3,154	301	3,455	4,180	158	4,338
Total	$3,201	$2,256	$5,457	$4,220	$2,240	$6,460

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2024 and December 31, 2023, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets
Cash equivalents:
Money market funds	$1,112	$1,112	$—	$—
Liabilities
Derivative liability – Class A Common Stock warrants	$34	$—	$—	$34

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash equivalents:
Money market funds	$1,104	$1,104	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$284	$—	$—	$284
Warrant liability – Series s Preferred Stock	$5,692	$—	$—	$5,692
Derivative liability – Class A Common Stock warrants	$271	$—	$—	$271

During the six month periods ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the six month periods ended June 30, 2024 and 2023, which were measured at fair value on a recurring basis:

	June 30,	June 30,
	2024	2023
Beginning Balance	$6,247	$11,157
Warrants cancelled	—	(308)
Revaluation of Series m-3 and S Preferred Stock warrants	(1,214)	(4,601)
Reclassification of Series m-3 and S Preferred Stock warrants	(4,762)	—
Revaluation of Common Stock warrants	(237)	(906)
Ending Balance	$34	$5,342

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the six month periods ended June 30, 2024 and 2023, which were measured at fair value on a recurring basis:

	June 30,	June 30,
	2024	2023
Beginning Balance	$—	$8,152
Notes converted	—	(8,592)
Interest accretion	—	440
Ending Balance	$—	$—

NOTE 4:  Debt Obligations

On September 29, 2023, the Company filed an Offering Circular on Form 1-A/A (File No. 024-12314) (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	June 30,	December 31,
	2024	2023
Bonds, net of unamortized issuance costs of $356 and $194, respectively	$3,917	$1,242
Less: current portion of debt obligations	—	—
Non-current portion of debt obligations	$3,917	$1,242

The Company issued Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the six months ended June 30, 2024.

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

Stock option activity under all of the Company’s equity incentive plans for the six month period ended of June 30, 2024 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2023	99,363	10,069,394	$2.72	7.14	$141
2022 Equity incentive plan increase	9,364,784	—
Granted	(7,445,000)	7,445,000	0.45
Exercised	—	(113,000)	0.16
Forfeited	3,394,559	(3,394,559)	4.24
Expired	1,000	(1,000)	0.16
Available and outstanding as of June 30, 2024	5,414,706	14,005,835	$1.16	8.15	$—
Vested and exercisable as of June 30, 2024		5,323,033	$1.73	5.76	$—

The weighted average grant date fair value of options granted during the six month period ended June 30, 2024 was $0.25 per share. There were 113,000 options exercised during the six month period ended June 30, 2024 compared to 451,020 options exercised in the prior year period. The fair value of the options that vested during the six months ended June 30, 2024 and 2023 was $848 and $1.4 million, respectively.

As of June 30, 2024, the Company had unamortized stock-based compensation expense of $3.6 million that will be recognized over the weighted average remaining vesting term of options of 2.0 years.

The assumptions utilized for option grants during the three and six months ended June 30, 2024 and 2023, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.20%	3.62%	4.20%	3.62%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	54.30%	54.73%	54.35%	54.71%
Expected term (in years)	5.8	5.4	5.7	5.4

A summary of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue, net	$8	$107	$65	$200
Research and development	146	125	268	125
Sales and marketing	32	55	80	108
General and administrative	83	444	190	744
Total	$269	$731	$603	$1,177

NOTE 6: Capital Stock and Warrants

On May 15, 2024 (the “Preferred Stock Conversion Date”), pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B Common Stock and each share of the Company’s Ordinary Preferred Stock (as defined in the Certificate of Incorporation and, together with the Super Voting Preferred Stock, the “Preferred Stock”) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, there were no shares of Preferred Stock outstanding after the Preferred Stock Conversion Date.

For periods subsequent to May 15, 2024, the preferred warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the balance sheet.

The following tables summarize convertible preferred stock authorized and issued and outstanding as of June 30, 2024:

		Shares	Proceeds Net	Aggregate
	Shares	Issued and	of Issuance	Liquidation
	Authorized	Outstanding	Costs	Preference
Series A Preferred Stock	8,936,015	—	$—	$—
Series B Preferred Stock	4,707,501	—	—	—
Series m Preferred Stock	6,666,666	—	—	—
Series m-1 Preferred Stock	333,334	—	—	—
Series m-2 Preferred Stock	1,660,756	—	—	—
Series m-3 Preferred Stock	3,490,658	—	—	—
Series m-4 Preferred Stock	4,502,061	—	—	—
Series S Preferred Stock	13,108,333	—	—	—
Total Preferred Stock	43,405,324	—	$—	$—

A summary of the Company’s outstanding warrants as of June 30, 2024 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	1,432,786	$4.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	6,072,787	$1.88	December 31, 2027
Class A Common Stock	1,138,446	$3.25	October 13, 2027

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

June 30,
2024
Stock options to purchase common stock	14,005,835
Warrants outstanding for future issuance of convertible common stock	8,644,019
Stock options available for future issuance	5,414,706
Total shares of Class A Common Stock reserved	28,064,560

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing the Company to offer and sell from time to time up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of the Company’s non-affiliated public float in any 12-month period unless the Company’s non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On April 8, 2024, the Company filed a prospectus supplement (the “April Prospectus Supplement”), relating to the issuance and sale from time to time of up to $6.4 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On June 7, 2024, the Company filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. During the six months ended June 30, 2024, the Company issued 28,202,234 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $12.1 million, net of brokerage and placement fees of approximately $0.5 million. See also Note 9: Subsequent Events.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $137 and $145 in service fees for the three-month periods ended June 30, 2024 and 2023, respectively. The Company paid Konica Minolta $197 and $244 in service fees for the six month periods ended June 30, 2024 and 2023, respectively. The Company had payables of $46 and $84 owed to Konica Minolta as of June 30, 2024 and December 31, 2023, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of June 30, 2024 and December 31, 2023, the components of leases and lease costs are as follows:

	June 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$1,086	$1,458

Operating lease liabilities, current portion	$787	$733
Operating lease liabilities, non-current portion	300	711
Total operating lease liabilities	$1,087	$1,444

Operating lease costs were approximately $0.3 million and $0.2 million for the three-month periods ended June 30, 2024 and 2023, respectively and approximately $0.5 million and $0.5 million for the six month periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining six months)	$425
2025	675
2026	73
Total future minimum lease payments	1,173
Less – Interest	(86)
Present value of lease liabilities	$1,087

Weighted average remaining lease term is 1.4 years as of June 30, 2024 and the weighted average discount rate is 11.6%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of June 30, 2024 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of June 30, 2024 and December 31, 2023.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million as of June 30, 2024 and December 31, 2023 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

At-the-market offering program

From July 1, 2024 to August 9, 2024, the Company sold 19,240,793 shares of Class A Common Stock, generating approximately $4.7 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

Senior Secured Promissory Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”) at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and the number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance (the “Explosion”). In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable  per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

Additionally, pursuant to the Waiver, the Holder agreed that the Company’s obligations under the 2022 Notes, the 2022 Purchase Agreement, the 2022 Registration Rights Agreement, the 2022 Warrants, and the other Transaction Documents (as defined in the 2022 Purchase Agreement) have been satisfied in full and such documents are terminated, except that the Company shall continue to comply with and perform Section 4.10 of the 2022 Purchase Agreement and Section 6 of the 2022 Registration Rights Agreement, in each case which provide for indemnification, and which in each case survive and shall remain in full force and effect.

The Waiver and August 2024 Note contain various representations and warranties, affirmative and negative covenants, financial covenants, events of default and other provisions and obligations.

In connection with the entry into the Waiver and the August 2024 Note, on the Issuance Date, the Company and the Holder entered into a security agreement (the “Security Agreement”), pursuant to which the Company granted to the Holder a security interest in substantially all current and future properties, assets, and rights of the Company.

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

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. Forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, and assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report, as by our other filings with the SEC, and the section titled “Cautionary Note on Forward-Looking Statements” included elsewhere herein.

Overview

Knightscope is an innovator in robotics and artificial intelligence (“AI”) technologies focused on public safety. Our products, made in the United States, are designed to help our clients protect the people, places, and things where we live, work, study, and visit.

Our ASR technologies promote effective perimeter security and are designed to be force multiplier for security teams seeking improved situational awareness. ASRs conduct real-time, on-site data collection and analysis in various spaces and deliver incident alerts to security professionals through the KSOC. The KSOC, with real time dashboard linked to every K5 robot and stationary K1 Hemisphere unit, enables clients to access the data for investigative and evidence collection purposes.

Our ECDs include the K1B products consisting of the K1 Blue Light Tower, K1 E-Phone, and the K1 Call Box. Tower devices are tall, highly visible and recognizable structures that are fully powered by the sun to provide emergency communication services using cellular and satellite communications. E-Phones and Call Boxes, which can be solar based or plugged in, offer a smaller footprint than the towers, but with the same reliable communication capabilities.

We sell our ASR and stationary multi-purpose security solutions under an annual subscription, machine-as-a service (MaaS) business model, which includes the ASR machine as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades.

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

During the second quarter of 2024, the management team has continued to implement operational changes in furtherance of its goal of achieving  the Company’s path to profitability, updated its capital structure to better align with its public company peers, and continued its discussions with The Nasdaq Stock Market (“Nasdaq”) to align on the Company’s plans for its path to compliance with Nasdaq listing standards.

Financial Efficiency

In the second quarter of 2024, Knightscope continued implementing its previously announced roadmap to profitable growth by streamlining costs and operations across the Company. Our actions focused primarily on the K1B product line which was acquired when the Company purchased the assets of CASE Emergency Management.

Organizational Structure – the Company has streamlined management size, eliminated positions not aligned with Company goals, leveraged automation and strategically outsourced business functions that are not aligned with the Company’s core technology focused mission. Our strategic outsourcing initiative primarily addressed our services team that provided onsite support to K1B and ASR products in the field. The Company opted to align with key service and maintenance organizations with thousands of technicians better able to effectively support our clients.

Manufacturing – the Company continues to consolidate its manufacturing operations from 3 facilities across northern and southern California down to one primary facility in Mountain View, California to improve process flow, quality, purchasing efficiencies and labor flexibility.

Facilities – Knightscope also continues to evaluate footprint reduction opportunities, especially the K1B satellite locations with the expectation to further improve efficiencies and inventory management while reducing real estate costs and operating expenses.

Upgrades - in the ASR product line, management prioritized enhancing client experience by addressing quality issues and upgrading existing client machines to the latest generation K5 in lieu of shipping machines to new clients reflected in the backlog. In the six months ended June 30, 2024, we wrote off approximately $1.1 million in assets related to K5 v3 retirements.

Increase in Authorized Shares

On April 5, 2024, we held a special meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock, par value $0.001 per share from 114,000,000 to 228,000,000 shares. The Company’s board of directors previously approved the Amendment and, on April 5, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Amendment, which became effective upon filing with the Secretary of State.

Prospectus Supplement Filings

On April 8, 2024, we filed a prospectus supplement (the “April Prospectus Supplement”) to the prospectus included in the Company’s Registration Statement on Form S-3 (File No. 333-269493), which was declared effective by the SEC on February 8, 2023 under the Securities Act, relating to the issuance and sale from time to time of up to $6.4 million of shares in Class A Common Stock, subject to, and in accordance with, SEC rules, pursuant to the At The Market Offering Agreement (the “ATM Agreement”), dated February 1, 2023, between the Company and H.C. Wainwright & Co., LLC (“Wainwright”).

On June 7, 2024, we filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.7 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules.

Preferred Stock Conversion to Common

On May 15, 2024 (the “Preferred Stock Conversion Date”), pursuant to the terms of the Certificate of Incorporation, each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B common stock and each share of the Company’s Ordinary Preferred Stock (as defined in the Certificate of Incorporation and, together with the Super Voting Preferred Stock, the “Preferred Stock”) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, there were no shares of Preferred Stock outstanding after the Preferred Stock Conversion Date. Management believes that this better aligns the Company’s capital structure with its public company peers. In addition, this change allows the Company to reflect a stockholders’ equity on its balance sheet, which positively impacts our ability to stay in compliance with Nasdaq’s continued listing requirements.

As a result of these changes, we expect 2024 to be a year of transition with fluctuations in our results of operations throughout the year. The Company believes that although the streamlining of costs and operations may negatively impact near-term results of operations, the changes will better prepare the Company for long-term financial health.

Nasdaq Listing Rules Compliance

On April 24, 2024, the Company received a delisting determination letter (the “Delisting Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of Nasdaq indicating that the Company has not regained compliance with the requirement that the bid price for the Class A Common Stock close above $1.00 per share (the “Minimum Bid Price Requirement”). As previously disclosed, on October 26, 2023, the Company was listed on The Nasdaq Global Market and received written notice (the “Notice”) from Nasdaq indicating that the Company was no longer in compliance with the Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5450(a)(1) and had 180 calendar days, or until April 23, 2024, to regain compliance with the Minimum Bid Price Requirement. The Company transferred to The Nasdaq Capital Market effective as of March 4, 2024 and was afforded the remainder of the compliance period to regain compliance with the Minimum Bid Price Requirement.

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

On April 30, 2024, the Company requested a hearing before the Panel. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request stayed the suspension of trading and delisting of the Company’s Class A Common Stock pending the conclusion of the hearing process. On May 1, 2024, the Company received a letter (the “Hearing Letter”) from the Nasdaq Listing Qualifications Hearings Staff (the “Hearings Staff”), indicating that the Hearings Staff had received the Company’s request to appeal the delisting action and that, to the extent permitted by Nasdaq Listing Rules, the delisting action referenced in the Delisting Determination Letter has been stayed, pending a final written decision by a Panel. The Hearing Letter noted that the Company was scheduled for a hearing with the Panel on June 11, 2024. On May 8, 2024, the Company submitted a questionnaire to the Staff requesting an expedited review process in lieu of the scheduled hearing. On June 4, 2024, the Panel informed the Company that it had provided the Company with a temporary exception until October 4, 2024 to regain compliance with the Minimum Bid Price Requirement, provided, among other things, that on or before August 16, 2024, the Company obtain shareholder approval for a reverse stock split at a ratio that satisfies the Minimum Bid Price Requirement. The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities inadvisable or unwarranted. On July 5, 2024, the Company filed a definitive proxy statement in connection with its annual meeting of stockholders, at which, among other matters, stockholders will vote on the approval of amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of each of the Company’s Class A Common Stock and Class B Common Stock, in each case at a ratio ranging from any whole number between 1-for-5 and 1-for-50 (which ratio shall be the same ratio for each class of Common Stock), as determined by the Board of Directors in its discretion, subject to the Board of Directors’ authority to abandon such amendments.

As described above, on May 15, 2024, the Automatic Conversion resulted in the Company reflecting a positive stockholders’ equity on its Condensed Balance Sheet. Prior to the Automatic Conversion, the Company did not meet the minimum stockholders’ equity requirement under the Equity Standard for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) on The Nasdaq Capital Market, because the Company’s stockholders’ equity was below the required minimum of $2.5 million as of March 31, 2024 (the “Minimum Stockholders’ Equity Requirement”).  Due to the Automatic Conversion, the Company satisfied the Minimum Stockholders’ Equity Requirement under the Equity Standard as of June 30, 2024.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement remain in compliance with the Minimum Stockholders’ Equity Requirement, or otherwise be in compliance with other applicable Nasdaq listing rules, that stockholders will approve a reverse stock split, the Company will be able to successfully implement a reverse stock, or that the Company’s appeal of the delisting determination will be successful.

Known or Anticipated Trends

Knightscope provides monitoring services to various sectors, including corporate and college campuses, shopping centers, casinos, resorts and other public spaces where people live, work and play. We believe that as businesses and municipalities seek to enhance security, the demand for automated and efficient security solutions like those offered by Knightscope is likely to grow, driven in part by the increasing need for surveillance to combat crime and security breaches.

In 2024, pursuant to the previously announced roadmap to profitability, the Company is focused on implementing initiatives focused on optimizing operations in order to achieve profitable growth in the future. Simultaneously, the Company continues to scale its business to meet incoming demand.

Our primary goals remain meeting client demand for our technology, attracting new client orders, and working to ensure consistent performance of our products and services. Moreover, the company is investing in relationships that it believes will augment its technology with innovative solutions to enhance its offerings.

On March 13, 2024, as part of its Innovation Week, the Company announced the signing of a Memorandum of Understanding (“MoU”) to fully integrate Draganfly’s drone technology with Knightscope’s ASR technologies to provide expanded solutions to the Company’s clients. Draganfly drones are intended to equip Knightscope’s ecosystem with the ability to provide security both on the ground and from the air.

On June 3, 2024, the Company announced that it entered into a partnership with EnGoPlanet, a Houston-based innovative solar street lighting company, to jointly develop the Knightscope K1 Super Tower (“K1ST”). EnGoPlanet creates infrastructure solutions designed to collect and store energy while building sustainable and energy-independent products. The K1ST is intended to be a 20 ft. tall, solar-powered street light that incorporates a blue-light strobe, emergency communications, 360-degree ultra-HD video, Automated Gunshot Detection (“AGD”), Automated License Plate Recognition (“ALPR”), a mass-notification speaker and an interactive display designed to make sustainable infrastructure and public safety accessible to everyone.

Due to geopolitical events and various high-profile incidents of violence across the United States, we believe that safety requirements and the market for our technologies will continue to grow.

We also expect that competing products may be introduced in the near future, creating pressure on us to improve on our production methods, cost, quality, and product features.

The Company is focused on scaling its business and on implementing strategies to decrease gross margin loss over time. We have continued our focus on controlling costs with steps that include

●	decreasing expenditures for real estate leases;
●	optimizing team composition and size;
●	optimizing the manufacturing process through leverage of third-party manufacturers;
●	reducing telecommunication service and cloud costs to further reduce our ongoing support, repair and maintenance costs; and
●	transitioning our ASR and ECD production processes from a work cell environment to a more traditional assembly line process, for improved quality, efficiency, and throughput.

Our strategy is to try to keep fixed costs low while minimizing variable costs in conjunction with pursuing our overall growth objectives.

As of July 31, 2024, the Company had a total backlog of approximately $2.8 million, comprised of $1.3 million related to ASR orders and $1.5 million related to orders for ECDs.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenue.

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue, net
Service	$1,950	61%	$1,825	51%
Product	1,253	39%	1,738	49%
Total revenue, net	3,203	100%	3,563	100%
Cost of revenue, net
Service	2,791	87%	2,642	74%
Product	970	30%	912	26%
Total cost of revenue, net	3,761	117%	3,554	100%
Gross profit (loss)	(558)	(17)%	9	0%
Operating expenses:
Research and development	1,637	51%	1,482	42%
Sales and marketing	1,537	48%	1,193	33%
General and administrative	2,734	85%	3,274	92%
Restructuring charges	295	9%	5	0%
Total operating expenses	6,203	194%	5,954	167%
Loss from operations	(6,761)	(211)%	(5,945)	(167)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	681	21%	1,193	33%
Change in fair value of convertible notes	—	—%	(43)	(1)%
Interest income (expense), net	(128)	(4)%	48	1%
Other expense, net	(63)	(2)%	(51)	(1)%
Total other income	490	15%	1,147	32%
Net loss before income tax expense	(6,271)	(196)%	(4,798)	(135)%
Income tax expense	—	—%	—	—%
Net loss	$(6,271)	(196)%	$(4,798)	(135)%

Revenue, net

Total revenue, net for the three months ended June 30, 2024 decreased by approximately $0.4 million compared to the same period in the prior year due to a $0.5 million decrease in Product revenue offset by a $0.1 million increase in Service revenue. Service revenue, net for the three months ended June 30, 2024 increased approximately 7% compared to the same period in the prior year due to an increase in Service revenue related to the K1B installed base. Product revenue decreased by approximately $0.5 million or approximately 28% in the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to a large one-time K1B sale in the prior-year.

Cost of revenue, net

In the first quarter of 2024, the Company made a strategic decision to outsource its ECD field services function to third-party service and maintenance organizations with thousands of technicians better able to efficiently support our clients. We expect that this outsourcing will allow the Company to better focus on its technology and innovation while reducing costs related to non-core business functions.

Service cost of revenue, net for the three months ended June 30, 2024 increased by approximately $0.1 million to approximately $2.8 million, compared to the three months ended June 30, 2023. This was primarily due to a $0.6 million increase in third-party costs partially offset by a $0.4 million decline in headcount related expenses due to outsourcing of field services. In addition, as highlighted earlier, a high percentage of K5 v3 ASRs did not meet expected quality standards resulting in high service, maintenance and repair costs and low customer satisfaction. We discontinued the K5 v3 machines and replaced them with the improved, better performing K5 v5 machines. K5 v3 machines, totaling approximately $0.3 million were written off and recorded in service cost of revenue, net in the current year quarter and we expect this trend to continue throughout the year as we replace existing client machines. The write-down impact was offset by a $0.4 million decrease in services warranty costs and cellular fees as the Company continues to innovate around data usage and associated costs. The service cost of revenue, net includes the average service cost per unit, depreciation of the ASRs, and third-party fees. Additional costs relate to the ongoing maintenance and support of our installed base of ECDs which consists primarily of service personnel, vehicle expense, and warranty repair costs.

Product cost of revenue, net was approximately $1.0 million for the three months ended June 30, 2024 compared to approximately $0.9 million for the prior year period. The approximate $0.1 million period over period increase is primarily attributable to lower sales of ECD products.

Gross Profit (Loss)

The revenue and cost of revenue described above resulted in a gross loss for the three months ended June 30, 2024 of approximately $0.6 million, net, compared to a gross profit of $9 thousand for the three months ended June 30, 2023. The gross loss for three months ended June 30, 2024 included a non-recurring expense of approximately $0.3 million attributed to the retirement of the K5 v3 machines.

Research and Development

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Research and development	$1,637	$1,482	$155	10%
Percentage of total revenue	51%	42%

Research and development expenses increased by approximately $0.2 million, or approximately 10% for the three months ended June 30, 2024, as compared to the same period in the prior year. The increase is primarily due to $0.1 million in higher consulting expenses than during the same period in the prior year in addition to a $0.1 million increase in spending related to new product development.

Sales and Marketing

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$1,537	$1,193	$344	29%
Percentage of total revenue	48%	33%

Sales and marketing expenses increased by approximately $0.3 million, or approximately 29%, for the three months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily due to $0.4 million in increased advertising costs partially offset by a $0.1 million lower allocation of amortization expense as compared to the prior year period.

General and Administrative

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
General and administrative	$2,734	$3,274	$(540)	(16)%
Percentage of total revenue	85%	92%

General and administrative expenses decreased by approximately $0.5 million or approximately 16% for the three months ended June 30, 2024, as compared to the same period in the prior year. The decrease was primarily related to a $0.6 million decline in payroll expenses driven by a headcount reduction in the first quarter of 2024, and a $0.3 million decrease in investor relations costs, partially offset by a $0.4 million increase in third-party professional fees, primarily in legal and finance services.

Restructuring Charges

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Restructuring Charges	$295	$5	$290	5,800%
Percentage of total revenue	9%	0%

Restructuring charges were approximately $0.3 million for the three-month period ended June 30, 2024 compared to approximately $5 thousand for the same period in the prior year. The increase was primarily driven by $0.2 million in severance charges from a restructuring in the second quarter of 2024 and $0.1 million in fees incurred to move production of K1B towers from Irvine, California to our headquarters facility in Mountain View, California.

Other Income (expense)

	Three Months Ended
	June 30
	2024	2023	$ Change	% Change
Change in fair value of warrant and derivative liability	$681	$1,193	$(512)	(43)%
Change in fair value of convertible note	—	(43)	43	100%
Interest income (expense), net	(128)	48	(176)	(367)%
Other expense, net	(63)	(51)	(12)	(24)%
Total other income	$490	$1,147	$(657)	(57)%

Total other income decreased by approximately $0.7 million, or 57% for the three months ended June 30, 2024 as compared to the same period in the prior year, resulting in other income, net of approximately $0.5 million for the three months ended June 30, 2024 compared to total other income, net of approximately $1.1 million for the same period in the prior year. Interest expense decreased by $0.2 million due to a lower debt balance in the current year period as compared to the same period in the prior year. The decrease in the fair value of warrant and derivative liabilities for the three-months ended June 30, 2024 was approximately $0.5 million less than in the same period in the prior year.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands, other than share data) and such data as a percentage of total revenue.

	Six months ended June 30,
	2024	% of Revenue	2023	% of Revenue
Revenue, net
Service	$3,641	67%	$3,573	55%
Product	1,816	33%	2,887	45%
Total revenue, net	5,457	100%	6,460	100%
Cost of revenue, net
Service	5,874	108%	4,884	76%
Product	1,586	29%	1,780	28%
Total cost of revenue, net	7,460	137%	6,664	103%
Gross loss	(2,003)	(37)%	(204)	(3)%
Operating Expenses:
Research and development	3,206	59%	2,879	45%
Sales and marketing	3,043	56%	2,321	36%
General and administrative	6,375	117%	6,913	107%
Restructuring charges	414	8%	149	2%
Total operating expenses	13,038	239%	12,262	190%
Loss from operations	(15,041)	(276)%	(12,466)	(193)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	1,451	27%	5,815	90%
Interest income (expense), net	(193)	(4)%	(454)	(7)%
Other expense, net	(80)	(1)%	(137)	(2)%
Total other income	1,178	22%	5,224	81%
Net loss before income tax expense	(13,863)	(254)%	(7,242)	(112)%
Income tax expense	—	—%	—	—%
Net loss	$(13,863)	(254)%	$(7,242)	(112)%

Revenue, net

Service revenue, net, comprised of ASR MaaS agreements and ECD maintenance agreements increased for the six months ended June 30, 2024 by approximately $0.1 million or approximately 2% compared to the same period in the prior year due to a $0.2 million increase in ECD related services partially offset by a $0.1 million decline in the ASR services. ASR services were impacted by the Company’s decision to replace ASR K5 v3 machines with K5 v5 machines due to quality and reliability of the older version.

Product revenue, primarily composed of the ECD line of products, decreased by approximately $1.1 million or approximately 37% in the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to a decline in product installations. In addition, the structural changes implemented during the first quarter of 2024 and the resulting disruption also led to a period-over-period decline in installations across the ECD products.

Cost of revenue, net

Service cost of revenue, net for the six months ended June 30, 2024 increased by approximately $1.0 million to approximately $5.9 million, compared to the six months ended June 30, 2023, primarily due to write-offs related to K5 v3 machines. A high percentage of K5 v3 ASRs did not meet expected quality standards resulting in high service, maintenance and repair costs and low customer satisfaction. During the first quarter of 2024, we decided to discontinue the K5 v3 machines and replace them with the improved, better performing K5 v5 machines. K5 v3 machines, totaling approximately $1.1 million were written off and recorded in service cost of revenue, net in the current year period and we expect this trend to continue throughout the year as we replace existing client machines. In addition, the Company made the decision to outsource its ECD field services function to third-party service and maintenance organizations with thousands of technicians better able to efficiently support our clients. As a result of this change, we saw a $0.8 million increase in third-party fees year-over-year. We expect that this outsourcing will allow the Company to better focus on its technology and innovation while reducing costs related to non-core business functions. Higher costs were partially offset by $0.4 million reduction in headcount costs, a $0.2 million decline in cellular fees, a $0.1 million decline in cost of materials due to lower Service revenue and a $0.1 million decline in software related expenses.  The service cost of revenue, net is primarily related to the average service cost per unit, depreciation of the ASRs, and third-party fees. Additional costs relate to the ongoing maintenance and support of our installed base of ECDs which consists primarily of service personnel, vehicle expense, and warranty repair costs.

Product cost of revenue, net was approximately $1.6 million for the six months ended June 30, 2024 compared to approximately $1.8 million for the same period in the prior year. The approximate $0.2 million period over period decrease is primarily attributable to lower sales of ECD products.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the six months ended June 30, 2024 of approximately $2.0 million, net, compared to a gross loss of approximately $0.2 million, net, for the six months ended June 30, 2023. The gross loss for six months ended June 30, 2024 included a non-recurring expense of approximately $1.1 million attributed to the retirement of the K5 v3 machines.

Research and Development

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Research and development	$3,206	$2,879	$327	11%
Percentage of total revenue	59%	45%

Research and development expenses increased by approximately $0.3 million, or 11% for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase is primarily due to higher headcount than in the same period in the prior year which were lower following a workforce reduction in January 2023.

Sales and Marketing

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Sales and marketing	$3,043	$2,321	$722	31%
Percentage of total revenue	56%	36%

Sales and marketing expenses increased by approximately $0.7 million, or approximately 31%, for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase was primarily due to increased advertising costs related to the marketing of our Public Safety Infrastructure Bond Offering that closed in March 2024.

General and Administrative

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
General and administrative	$6,375	$6,913	$(538)	(8)%
Percentage of total revenue	117%	107%

General and administrative expenses decreased by approximately $0.5 million or approximately 8% in the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily driven by a $1.0 million reduction in compensation expense and a $0.2 million reduction in corporate insurance fees, partially offset by an increase in investor relations expenses of approximately $0.4 million, a $0.2 million increase in third-party professional fees, and higher miscellaneous costs of approximately $0.1 million.

Restructuring Charges

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Restructuring Charges	$414	$149	$265	178%
Percentage of total revenue	8%	2%

Restructuring charges were approximately $0.4 million for the six month period ended June 30, 2024 compared to approximately $0.1 million for the same period in the prior year. These charges are related to the Company’s strategic decision to outsource its field services team and to consolidate product production in one location.

Other Income (expense)

	Six Months Ended
	June 30
	2024	2023	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$1,451	$5,815	$(4,364)	(75)%
Interest income (expense), net	(193)	(454)	261	57%
Other expense, net	(80)	(137)	57	42%
Total other income	$1,178	$5,224	$(4,046)	(77)%

Total other income decreased by approximately $4.0 million, or 77% for the six months ended June 30, 2024 as compared to the same period in the prior year, resulting in other income, net of approximately $1.2 million for the six months ended June 30, 2024 compared to total other income, net of approximately $5.2 million for the same period in the prior year. Interest expense decreased by $0.3 million due to a lower debt balance in the current year period as compared to the same period in the prior year. The decrease in the fair value of warrant and derivative liabilities for the six months ended June 30, 2024 was approximately $4.4 million less than in the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, we had $2.6 million and $2.3 million, respectively, of cash and cash equivalents. As of June 30, 2024, the Company had paid-in capital of $186.4 million, partially offset by an accumulated deficit of approximately $175.3 million, working capital of approximately $1.8 million and total stockholders’ equity of approximately $11.2 million. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

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

On April 8, 2024, we filed the April Prospectus Supplement, relating to the issuance and sale from time to time of up to $6.4 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules.

On June 7, 2024, we filed the June Prospectus Supplement to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million of shares of Class A Common Stock, subject to, and in accordance with, SEC rules. In the event that our public float increases or decreases, we may sell securities in public primary offerings on Form S-3 with a value up to one-third of our public float, in each case calculated pursuant to General Instruction I.B.6 and subject to the terms of the ATM Agreement. In the event that our public float increases above $75.0 million, we will no longer be subject to the limits in General Instruction I.B.6 of Form S-3.

During the six months ended June 30, 2024, we issued 28,202,234 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $12.1 million, net of brokerage and placement fees of approximately $0.5 million. From July 1, 2024 to August 9, 2024, we sold 19,240,793 shares of Class A Common Stock, generating approximately $4.7 million of proceeds, net of commissions and other issuance costs. As of August 10, 2024, we had remaining capacity to issue up to approximately $4.8 million of Class A Common Stock under the at-the-market offering program.

Senior Secured Promissory Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock, par value $0.001 (the “Common Stock”). The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”) at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance (the “Explosion”). In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable  per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

Additionally, pursuant to the Waiver, the Holder agreed that the Company’s obligations under the 2022 Notes, the 2022 Purchase Agreement, the 2022 Registration Rights Agreement, the 2022 Warrants, and the other Transaction Documents (as defined in the 2022 Purchase Agreement) have been satisfied in full and such documents are terminated, except that the Company shall continue to comply with and perform Section 4.10 of the 2022 Purchase Agreement and Section 6 of the 2022 Registration Rights Agreement, in each case which provide for indemnification, and which in each case survive and shall remain in full force and effect.

The Waiver and August 2024 Note contain various representations and warranties, affirmative and negative covenants, financial covenants, events of default and other provisions and obligations.

In connection with the entry into the Waiver and the August 2024 Note, on the Issuance Date, the Company and the Holder entered into a security agreement (the “Security Agreement”), pursuant to which the Company granted to the Holder a security interest in substantially all current and future properties, assets, and rights of the Company.

Public Safety Infrastructure Bonds

On September 29, 2023, we filed an Offering Circular on Form 1-A/A (File No. 024-12314) (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance. We issued Bonds with a total principal amount of approximately $4.3 million, in aggregate, generating net proceeds us of approximately $3.9 million, net of issuance costs of approximately $0.4 million, during the six months ended June 30, 2024.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(12,642)	$(11,215)
Net cash used in investing activities	(1,763)	(2,147)
Net cash provided by financing activities	14,749	14,494
Net increase in cash, cash equivalents and restricted cash	$344	$1,132

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

Net cash used in operating activities was approximately $12.6 million for the six months ended June 30, 2024. Net cash used in operating activities resulted from a net loss of approximately $13.9 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the six months ended June 30, 2024 increased by approximately $1.4 million as compared to the same period of the prior year. The increase was primarily a result of an increase in the net loss of approximately $6.6 million, changes in assets and liabilities of approximately $0.7 million, a decrease in accrued interest of approximately $0.3 million, a decrease in common stock issued in exchange for consulting services of $0.3 million, a decrease in stock based compensation of approximately $0.6 million partially offset by a decrease in the change in fair value of warrant and derivative liabilities of approximately $4.4 million, a decrease in depreciation and amortization of $0.1 million and a loss on disposal of ASRs and related inventory of approximately $1.1 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the six months ended June 30, 2024 and June 30, 2023 was approximately $1.8 and $2.1 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $14.8 million for the six months ended June 30, 2024, an increase of approximately $0.3 million as compared to the same period of the prior year. Our financing activities for the six months ended June 30, 2024, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright and issuance of Regulation A bonds. In the prior year period our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Agreement and Waiver dated August 1, 2024, by and between the Company and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41248) filed on August 7, 2024).

10.2	Secured Promissory Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-41248) filed on August 7, 2024).

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

Date: August 14, 2024

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)