Form 10-Q
period 2024-09-30
Knightscope, Inc.
filed 2024-11-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, there were 3,481,691 shares of the registrant’s Class A Common Stock outstanding and 336,759 shares of the registrant’s Class B Common Stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,199	$2,282
Restricted cash	102	100
Accounts receivable, net of allowance for credit losses of $283 and $15 as of September 30, 2024 and December 31, 2023, respectively	2,355	2,090
Inventory	2,896	2,320
Prepaid expenses and other current assets	977	1,421
Total current assets	11,529	8,213
Autonomous Security Robots, net	8,781	8,845
Property, equipment and software, net	722	857
Operating lease right-of-use-assets	556	1,458
Goodwill	1,922	1,922
Intangible assets, net	1,320	1,557
Other assets	92	122
Total assets	$24,922	$22,974

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,563	$1,858
Accrued expenses	1,744	1,155
Deferred revenue	2,477	1,741
Operating lease liabilities, current	557	733
Debt obligations, current	2,773	—
Other current liabilities	1,409	1,459
Total current liabilities	11,523	6,946

Non-current liabilities:
Debt obligations, net of debt issuance costs of $336 and $194 as of September 30, 2024 and December 31, 2023, respectively	3,932	1,242
Preferred stock warrant liability	—	5,976
Derivative liability	—	271
Other noncurrent liabilities	212	259
Operating lease liabilities, noncurrent	—	711
Total liabilities	15,667	15,405

Commitments and contingencies (Note 8)

Preferred Stock, $0.001 par value; 40,000,000 and 43,405,324 shares authorized as of September 30, 2024 and December 31, 2023, 0 and 189,982 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $35,361 as of September 30, 2024 and December 31, 2023 respectively (2)	—	34,203

Stockholders’ equity (deficit) (2):
Class A Common Stock, $0.001 par, 228,000,000 and 114,000,000 shares authorized as of September 30, 2024 and December 31, 2023, 3,235,809 and 1,603,772 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of September 30, 2024 and December 31, 2023, 336,759 and 187,156 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	195,477	134,822
Accumulated deficit	(186,225)	(161,458)
Total stockholders’ equity (deficit)	9,255	(26,634)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$24,922	$22,974

(1)	The condensed balance sheet as of December 31, 2023 was derived from the audited balance sheet as of that date.
(2)	Share amounts as of December 31, 2023 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net
Service	$1,861	$1,915	$5,502	$5,488
Product	674	1,409	2,490	4,296
Total revenue, net	2,535	3,324	7,992	9,784
Cost of revenue, net
Service	2,382	2,488	8,256	7,020
Product	853	786	2,439	2,918
Total cost of revenue, net	3,235	3,274	10,695	9,938
Gross profit (loss)	(700)	50	(2,703)	(154)

Operating expenses:
Research and development	1,770	1,903	4,976	4,782
Sales and marketing	1,000	1,395	4,043	3,716
General and administrative	4,238	3,235	10,613	10,148
Restructuring charges	33	—	447	149
Total operating expenses	7,041	6,533	20,079	18,795

Loss from operations	(7,741)	(6,483)	(22,782)	(18,949)

Other income (expense):
Change in fair value of warrant and derivative liabilities	(2,966)	(1,800)	(1,515)	4,015
Interest income (expense), net	(130)	(8)	(323)	(462)
Other income (expense), net	(67)	(51)	(147)	(188)
Total other income (expense)	(3,163)	(1,859)	(1,985)	3,365

Net loss before income tax expense	(10,904)	(8,342)	(24,767)	(15,584)
Income tax expense	—	—	—	—
Net loss	$(10,904)	$(8,342)	$(24,767)	$(15,584)
Basic and diluted net loss per common share	$(3.58)	$(5.36)	$(10.19)	$(13.11)
Weighted average shares used to compute basic and diluted net loss per share (1)	3,042,301	1,555,271	2,431,269	1,188,466

(1)	Share amounts for the periods ended September 30, 2023 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of June 30, 2023	36,019	$4,676	3,200	$480	53,531	$21,668	28,368	$614	69,977	$7,098	1,270,382	$1	207,156	$—	$121,263	$(146,582)	$(25,318)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	843	—	843

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	175,993	1	—	—	7,423	—	7,424

Share conversion to common stock	(206)	(26)	—	—	(490)	(199)	—	—	—	—	21,081	—	(20,000)	—	225	—	225

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,342)	(8,342)

Balance as of September 30, 2023	35,813	$4,650	3,200	$480	53,041	$21,469	28,368	$614	69,977	$7,098	1,467,456	$2	187,156	$—	$129,751	$(154,924)	$(25,171)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance as of December 31, 2022	37,107	$4,818	3,200	$480	54,295	$21,977	61,723	$1,335	70,712	$7,173	560,585	$1	206,397	$—	$95,753	$(139,340)	$(43,586)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,020	—	2,020

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	208,648	—	—	—	8,592	—	8,592

Stock options exercised	—	—	—	—	—	—	—	—	—	—	4,260	—	4,760	—	263	—	263

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	632,418	1	—	—	21,659	—	21,660

Share conversion to common stock	(1,294)	(168)	—	—	(1,254)	(508)	(33,356)	(721)	(735)	(75)	61,545	—	(24,001)	—	1,472	—	1,472

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,584)	(15,584)

Balance as of September 30, 2023	35,813	$4,650	3,200	$480	53,041	$21,469	28,368	$614	69,977	$7,098	1,467,456	$2	187,156	$—	$129,751	$(154,924)	$(25,171)

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	2,339,348	$2	334,515	$—	$186,495	$(175,321)	$11,176

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	724	—	724

Stock options exercised	—	—	—	—	—	—	—	—	—	—	(2,260)	—	2,260	—	—	—	—

Fractional share adjustment due to reverse stock split	—	—	—	—	—	—	—	—	—	—	(7,771)	—	(16)	—	(78)		(78)

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	906,492	1	—	—	8,336	—	8,337

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,904)	(10,904)

Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	3,235,809	$3	336,759	$—	$195,477	$(186,225)	$9,255

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	35,593	$4,621	3,200	$480	52,844	$21,390	28,368	$614	69,977	$7,098	1,603,772	$2	187,156	$—	$134,822	$(161,458)	$(26,634)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,327	—	1,327

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	2,260	—	18	—	18

Fractional share adjustment due to reverse stock split											(7,771)	—	(16)	—	(78)		(78)

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	1,470,537	1	—	—	20,425	—	20,426

Share conversion to common stock	(35,593)	(4,621)	(3,200)	(480)	(52,844)	(21,390)	(28,368)	(614)	(69,977)	(7,098)	169,271	—	147,359	—	34,203	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,767)	(24,767)

Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	3,235,809	$3	336,759	$—	$195,477	$(186,225)	$9,255

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(24,767)	$(15,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,894	1,761
Loss on disposal of Autonomous Security Robots	1,075	—
Stock compensation expense	1,327	2,020
Change in fair value of warrant and derivative liabilities	1,515	(4,015)
Accrued interest	264	440
Common stock issued in exchange for consulting services	—	385
Amortization of debt discount	51	—
Changes in operating assets and liabilities:
Accounts receivable, net	(265)	(724)
Prepaid expenses and other current assets	444	(254)
Inventory	(576)	(599)
Other assets	30	22
Accounts payable	676	(739)
Accrued expenses	325	(844)
Deferred revenue	736	(405)
Other current and noncurrent liabilities	(106)	378
Net cash used in operating activities	(17,377)	(18,158)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(2,468)	(3,129)
Purchases of property and equipment	(12)	(454)
Net cash used in investing activities	(2,480)	(3,583)

Cash Flows From Financing Activities
Proceeds from stock options exercised	18	263
Cash paid for fractional shares	(78)	—
Proceeds from equity sale, net of issuance costs	20,426	21,660
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	2,639	—
Repayments of debt obligations	(227)	(273)
Share conversion costs	(2)	(8)
Net cash provided by financing activities	22,776	21,642
Net change in cash, cash equivalents and restricted cash	2,919	(99)
Cash, cash equivalents and restricted cash at beginning of the period	2,382	4,810
Cash, cash equivalents and restricted cash at end of the period	$5,301	$4,711

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Conversion of preferred stock to common stock	$34,203	$1,472
Conversion of debt obligations to Class A Common Stock	$—	$8,592
Goodwill adjustment	$—	$578
Capital expenditures in accounts payable and other long-term liabilities	$53	$—
Preferred stock warrant reclassification to equity	$4,762	$—
Promissory note issued in exchange for cancellation of Class A Common Stock Warrants	$3,000	$—

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

Basis of Presentation and Liquidity

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other future periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

Since its inception, the Company has incurred significant operating losses and negative cash flows from operations which is principally the result of scaling the business and significant research and development activities related to the development, continued improvement, and deployment of the Company’s ASRs (hardware and software).

Cash and cash equivalents on hand were $5.2 million as of September 30, 2024, compared to $2.3 million as of December 31, 2023. The Company has historically incurred losses and negative cashflows from operations. As of September 30, 2024, the Company also had an accumulated deficit of approximately $186.2 million and stockholders’ equity of approximately $9.3 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Basic and Diluted Net Loss per Share

Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis. The voting, dividend, liquidation and other rights and powers of the common stock are subject to and qualified by the rights, powers and preferences of any series of preferred stock as may be designated by the Company’s Board of Directors and outstanding from time to time. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders upon their occurrence.

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	September 30,	September 30,
	2024	2023
Series A Preferred Stock (convertible to Class B Common Stock)	—	28,368
Series B Preferred Stock (convertible to Class B Common Stock)	—	69,977
Series m Preferred Stock (convertible to Class A Common Stock)	—	35,813
Series m-2 Preferred Stock (convertible to Class B Common Stock)	—	3,200
Series S Preferred Stock (convertible to Class A Common Stock)	—	53,041
Warrants to purchase Class A Common Stock	150,111	22,769
Warrants to purchase Series m-3 Preferred Stock	—	28,656
Warrants to purchase Series S Preferred Stock	—	58,836
Stock options	298,863	210,272
Total potentially dilutive shares	448,974	510,932

As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for each period.

On May 15, 2024 (the “Preferred Stock Conversion Date”), pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended to date (the “Certificate of Incorporation”) each share of the Company’s Super Voting Preferred Stock was automatically converted into fully-paid, non-assessable shares of Class B common stock and each share of the Company’s Ordinary Preferred Stock (together with the Super Voting Preferred Stock, the “Preferred Stock”) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate, (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, no shares of previously authorized Preferred Stock remain outstanding.

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

Comprehensive Loss

Net loss was equal to comprehensive loss for the three month and nine month periods ended September 30, 2024 and 2023.

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

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed financial statements.

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

	September 30,	December 31,
	2024	2023
Raw materials	$2,579	$2,112
Work in process	92	82
Finished goods	225	126
	$2,896	$2,320

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs included in research and development expense amounted to $0 and $2, depreciation expense of finished ASRs included in sales and marketing expense amounted to $0 and $2, and depreciation expense included in cost of revenue, net amounted to $467 and $412 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense of finished ASRs included in research and development expense amounted to $1 and $6, depreciation expense of finished ASRs included in sales and marketing expense amounted to $0 and $15, and depreciation expense included in cost of revenue, net amounted to $1,457 and $1,182 for the nine months ended September 30, 2024 and 2023, respectively.

ASRs, net, consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$2,429	$3,841
ASRs in progress	1,220	1,575
Finished ASRs	10,503	12,130
	14,152	17,546
Less: accumulated depreciation on Finished ASRs	(5,371)	(8,701)
ASRs, net	$8,781	$8,845

In the first quarter of 2024, the Company discontinued the K5 v3 machines and as a result, in the first nine months of 2024, wrote off approximately $1.1 million against service cost of revenue, net.

The components of the Finished ASRs, net are as follows:

	September 30,	December 31,
	2024	2023
ASRs on lease or available for lease	$9,778	$10,804
Demonstration ASRs	42	607
Research and development ASRs	186	194
Charge boxes	497	525
	10,503	12,130
Less: accumulated depreciation	(5,371)	(8,701)
Finished ASRs, net	$5,132	$3,429

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		September 30, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(388)	$602
Customer relationships	8	950	(232)	718
Total		$1,940	$(620)	$1,320

		December 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(239)	$751
Customer relationships	8	950	(144)	806
Total		$1,940	$(383)	$1,557

Intangible assets amortization expense totaled $79 and $137 for the three months ended September 30, 2024 and 2023 respectively. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $30 and $49, respectively for the three month period ended September 30, 2024 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $87 and $50, respectively for the three month period ended September 30, 2023.

Intangible assets amortization expense totaled $237 and $410 for the nine months ended September 30, 2024 and 2023 respectively. Intangible asset amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $89 and $148, respectively for the nine month period ended September 30, 2024 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $261 and $149, respectively for the nine month period ended September 30, 2023.

As of September 30, 2024, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2024 (remaining three months)	$80
2025	317
2026	317
2027	275
2028	118
2029 and thereafter	213
Total	$1,320

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Sales tax	$387	$364
Customer deposits	243	239
Warranty liability	446	406
Other	333	450
	$1,409	$1,459

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

Change in the warranty liability for the nine months ended consisted of the following:

	September 30,
	2024	2023
Balance January 1,	$406	$145
Provision for warranties issued	331	339
Warranty services provided	(291)	(109)
	$446	$375

Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Legal, consulting and financial services	$710	$117
Payroll and payroll taxes	278	604
Credit cards	224	244
Accrued interest	275	10
Other	257	180
	$1,744	$1,155

Convertible Preferred Warrant Liabilities and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock were classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock were contingently redeemable and, therefore, may have obligated the Company to transfer assets at some point in the future. The preferred stock warrants were recorded at fair value upon issuance and were subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants were recorded in the condensed statements of operations. The Company adjusted the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or conversion. On May 15, 2024, the preferred stock warrants converted into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants were reclassified to additional paid-in capital and are no longer subject to remeasurement.

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

Reverse Stock Split

On August 16, 2024, the Company held an annual meeting of stockholders at which the Company’s stockholders approved, among other items, amendments to the Company’s Certificate of Incorporation, to effect a reverse stock split of the Company’s Class A Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Company’s Board of Directors (the “Board”) in its discretion, subject to the Board’s authority to abandon such amendments (the “Class A Reverse Stock Split Amendment”), and effect a reverse stock split of the Company’s Class B Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50 (which ratio shall be the same ratio as the reverse stock split determined by the Board with respect to the Class A Common Stock), as determined by the Board in its discretion, subject to the Board’s authority to abandon such amendments (the “Class B Reverse Stock Split Amendment” and, together with the Class A Reverse Stock Split Amendment, the “Reverse Stock Split Amendment”). The Reverse Stock Split Amendment was described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 5, 2024. The Board had previously approved the Reverse Stock Split Amendment. On September 4, 2024, the Board selected a reverse stock split of the Class A Common Stock at a final ratio of 1-for-50 and a reverse stock split of the Class B Common Stock at a final ratio of 1-for-50 and abandoned all other reverse stock split amendments at different ratios. On September 13, 2024, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split Amendment. The Reverse Stock Split Amendment became effective at 5:00 p.m. Eastern Time on the date of filing of the related Certificate of Amendment. No fractional shares of either Class A Common Stock or Class B Common Stock were issued if, as a result of the Reverse Stock Split Amendment, a stockholder would otherwise have become entitled to a fractional share because the number of shares of Class A Common Stock or Class B Common Stock, as applicable, that they held before the Reverse Stock Split Amendment was not evenly divisible by the split ratio; instead, each stockholder received a cash payment in lieu of such fractional share based on the closing price per share as reported by The Nasdaq Capital Market on September 13, 2024, which totaled approximately $78. All stock options outstanding under the Company’s Equity Incentive plan immediately prior to the Reverse Stock Split Amendment were adjusted by dividing the number of affected shares of common stock by 50 and, as applicable, multiplying the exercise price by 50. All share and per-share amounts in these condensed financial statements have been restated to reflect the Reverse Stock Split Amendment as if it had occurred at the beginning of the earliest period presented.

NOTE 2: Revenue and Deferred Revenue

Revenue Recognition

ASR related revenues

The Company generates revenue primarily through the lease of its ASRs, along with access to the browser-based interface, KSOC. These revenues are recognized under the lease accounting framework, with contracts typically having an initial term of 12 months and an automatic renewal provision. The ASR lease agreements, which include access to KSOC, are classified as leases for revenue recognition purposes, with revenue being recognized over the lease term as the service is provided.

ECD related revenues

The Company also derives revenues from sales of its ECDs and related services, such as installation, maintenance, and upgrades. Revenue is recognized when clients sign a full or partial certificate of completion, at which point, Knightscope can generate an invoice for its products and services. Clients also have the option to sign up for ongoing preventative and maintenance agreements. The maintenance revenue is recognized in the period the service is performed and the Company has determined that the term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

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

ASR subscription revenue

The Company recognizes ASR subscription revenue as follows:

ASR subscription revenue is generated from the lease of proprietary ASRs along with access to the browser-based interface KSOC through contracts that typically have 12 month terms. These revenue arrangements adhere to lease accounting guidance and are classified as leases for revenue recognition purposes. Currently, all revenue arrangements qualify as operating leases where consideration allocated to the lease deliverables is recognized ratably over the lease term.

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

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a 12 month term.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

September 30, 2024
Deferred revenue - short term	$2,477
Revenue recognized in the nine months ended related to amounts included in deferred revenue as of January 1, 2024	$1,441

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three Months Ended September 30,
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$20	$1,123	$1,143	$89	$1,075	$1,164
ECDs	1,191	201	1,392	2,119	41	2,160
Total	$1,211	$1,324	$2,535	$2,208	$1,116	$3,324

	Nine Months Ended September 30,
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$67	$3,078	$3,145	$129	$3,157	$3,286
ECDs	4,345	502	4,847	6,299	199	6,498
Total	$4,412	$3,580	$7,992	$6,428	$3,356	$9,784

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liabilities. The inputs used in estimating the fair value of the warrant liabilities are described in Note 6 - Capital Stock and Warrants.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2024 and December 31, 2023, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets
Cash equivalents:
Money market funds	$2,631	$2,631	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash equivalents:
Money market funds	$1,104	$1,104	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$284	$—	$—	$284
Warrant liability – Series s Preferred Stock	$5,692	$—	$—	$5,692
Derivative liability – Class A Common Stock warrants	$271	$—	$—	$271

During the nine month period ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

As of September 30, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the nine month periods ended September 30, 2024 and 2023, which were measured at fair value on a recurring basis:

	September 30,	September 30,
	2024	2023
Beginning Balance	$6,247	$11,157
Warrants cancelled	(3,000)	(308)
Revaluation of Series m-3 and S Preferred Stock warrants	(1,214)	(2,951)
Reclassification of Series m-3 and S Preferred Stock warrants	(4,762)	—
Revaluation of common stock warrants	2,729	(756)
Ending Balance	$—	$7,142

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 convertible note liabilities during the nine month periods ended September 30, 2024 and 2023, which were measured at fair value on a recurring basis:

	September 30,	September 30,
	2024	2023
Beginning Balance	$—	$8,152
Notes converted	—	(8,592)
Interest accretion	—	440
Ending Balance	$—	$—

NOTE 4:  Debt Obligations

Public Safety Infrastructure Bonds

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

August 2024 Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”), excluding At The Market (“ATM”) offering, at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and the number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

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

In connection with the entry into the Waiver and the August 2024 Note, on the Issuance Date, the Company and the Holder entered into a security agreement, pursuant to which the Company granted to the Holder a security interest in substantially all current and future properties, assets, and rights of the Company.

As of September 30, 2024, the outstanding balance of the August 2024 Note is $2.8 million and is included in the current portion of debt obligations.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	September 30,	December 31,
	2024	2023
Bonds, net of unamortized issuance costs of $336 and $194, respectively	$3,932	$1,242
August 2024 Note	2,773	—
Total debt	6,705	1,242
Less: current portion of debt obligations	(2,773)	—
Non-current portion of debt obligations	$3,932	$1,242

The Company issued Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the nine months ended September 30, 2024.

NOTE 5: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 40,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company’s Board of Directors adopted a new equity incentive plan defined as the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 38,720 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2014 Plan will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, non - statutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors.

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 100,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for issuance under the 2016 Plan became available for issuance under the 2022 Plan. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the plan administrator. Shares subject to awards (including under the 2016 Plan and the 2014 Plan) that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan.

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

Stock option activity under all of the Company’s equity incentive plans for the nine month period ended September 30, 2024 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2023	2,003	201,372	$135.77	7.14	$141
2022 Equity incentive plan increase	187,296	—
Granted	(183,600)	183,600	20.63
Exercised	2,260	(2,260)	8.00
Forfeited	83,829	(83,829)	189.04
Expired	20	(20)	8.00
Available and outstanding as of September 30, 2024	91,808	298,863	$51.07	8.23	$—
Vested and exercisable as of September 30, 2024		97,682	$85.64	5.67	$—

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2024 was $11.23 per share. There were 2,260 options exercised during the nine month period ended September 30, 2024 compared to 9,020 options exercised in the prior year period. The fair value of the options that vested during the nine months ended September 30, 2024 and 2023 was $1.1 million and $2.4 million, respectively.

As of September 30, 2024, the Company had unamortized stock-based compensation expense of $3.2 million that will be recognized over the weighted average remaining vesting term of options of 1.8 years.

The assumptions utilized for option grants during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.32%	3.96%	4.22%	3.81%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	54.02%	54.00%	54.29%	54.32%
Expected term (in years)	5.8	6.0	5.7	5.8

A summary of stock-based compensation expense recognized in the Company’s condensed statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue, net	$75	$97	$140	$297
Research and development	146	149	414	274
Sales and marketing	24	67	104	175
General and administrative	479	530	669	1,274
Total	$724	$843	$1,327	$2,020

NOTE 6: Capital Stock and Warrants

On the Preferred Stock Conversion Date, pursuant to the terms of the Company’s Certificate of Incorporation, each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B Common Stock and each share of the Company’s Ordinary Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, there were no shares of Preferred Stock outstanding after the Preferred Stock Conversion Date.

For periods subsequent to May 15, 2024, the preferred warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the condensed balance sheet.

As described further in Note 1, on August 16, 2024, the Company held an annual meeting of stockholders at which the Company’s stockholders approved, among other items, amendments to the Certificate of Incorporation, to authorize 40,000,000 shares of “blank check” preferred stock, issuable in one or more series, and (ii) implement ancillary and conforming changes in connection with the authorization of “blank check” preferred stock and to remove provisions related to the Company’s former Super Voting Preferred Stock and Ordinary Preferred Stock, which are no longer outstanding. The term “blank check” preferred stock refers to preferred stock, the creation and issuance of which is authorized in advance by a company’s stockholders and the terms, rights and features of which are determined by the Board of Directors of a company without seeking further actions or vote of the stockholders.

A summary of the Company’s outstanding warrants as of September 30, 2024 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

September 30,
2024
Stock options to purchase common stock	298,863
Warrants outstanding for future issuance of common stock	150,111
Stock options available for future issuance	91,808
Total shares of Class A Common Stock reserved	540,782

At-the-Market Offering Program

In February 2023, the Company commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus

Supplement”), allowing the Company to offer and sell from time to time up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of the Company’s non-affiliated public float in any 12 month period unless the Company’s non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On April 8, 2024, the Company filed a prospectus supplement (the “April Prospectus Supplement”), relating to the issuance and sale from time to time of up to $6.4 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On June 7, 2024, the Company filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. During the nine months ended September 30, 2024, the Company issued 1,470,537 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $20.4 million, net of brokerage and placement fees of approximately $0.8 million.

NOTE 7: Related parties and related-party transactions

One of the Company’s vendors, Konica Minolta, Inc. (“Konica Minolta”), is a stockholder of the Company. Konica Minolta provides the Company with repair services to its ASRs. The Company paid Konica Minolta $44 and $53 in service fees for the three month periods ended September 30, 2024 and 2023, respectively. The Company paid Konica Minolta $241 and $297 in service fees for the nine month periods ended September 30, 2024 and 2023, respectively. The Company had payables of $65 and $84 owed to Konica Minolta as of September 30, 2024 and December 31, 2023, respectively.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of September 30, 2024 and December 31, 2023, the components of leases and lease costs are as follows:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$556	$1,458

Operating lease liabilities, current portion	$557	$733
Operating lease liabilities, non-current portion	—	711
Total operating lease liabilities	$557	$1,444

Operating lease costs were approximately $0.3 million and $0.3 million for the three month periods ended September 30, 2024 and 2023, respectively and approximately $0.8 million and $0.8 million for the nine month periods ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, future minimum operating lease payments for each of the next three years and thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining three months)	$159
2025	428
Total future minimum lease payments	587
Less – Interest	(30)
Present value of lease liabilities	$557

Weighted average remaining lease term is 0.95 years as of September 30, 2024 and the weighted average discount rate is 12.89%.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates monthly purchases of $40 commencing in January 2025 and concluding in August 2026, culminating in a total expenditure of $800.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of September 30, 2024 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of September 30, 2024 and December 31, 2023.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million as of September 30, 2024 and December 31, 2023 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Subsequent Events

At-the-market offering program

From October 1, 2024 to November 13, 2024, the Company sold 245,882 shares of Class A Common Stock, generating approximately $2.3 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program.

On October 11, 2024, the Company filed a prospectus supplement (the “October Prospectus Supplement”) to amend the June Prospectus Supplement to increase the issuance and sale from time to time to up to $1.347 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

August 2024 Note

From October 1 and November 13, 2024, the Company paid approximately $955 toward the August 2024 note, leaving a remaining balance of approximately $1.8 million.

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

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. Forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, and assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report, as updated by our other filings with the SEC, and the section titled “Cautionary Note on Forward-Looking Statements” included elsewhere herein.

Overview

Knightscope builds robotics and artificial intelligence (“AI”) technologies focused on public safety. Our products are manufactured in the United States and are designed to protect people and assets across various environments, including workplaces, schools, and public areas.

Our Autonomous Security Robots (“ASRs”) are designed to enhance perimeter security by acting as a force multiplier for security teams, providing improved situational awareness. The ASRs perform real-time, on-site video-audio data collection and provide incident alerts for security personnel via the Knightscope Security Operations Center (“KSOC”). The KSOC is a real-time dashboard connected to each K5 robot and K1 Hemisphere unit, allowing clients to access data for instant action or for investigative and evidence collection purposes.

Our Emergency Communication Devices (“ECDs”) include the K1 Blue Light Tower, K1 E-Phone, and K1 Call Box. These devices provide emergency communication services using cellular and satellite networks. The towers, powered by solar energy, are highly visible, while the smaller E-Phones and Call Boxes offer the same communication capabilities with a more compact footprint, with options for solar or plug-in power.

We offer our ASR and stationary security solutions under an annual subscription, Machine-as-a-Service (“MaaS”) model. This model includes the provision of the ASR unit, maintenance, support, data transfer, access to the KSOC, charging stations, and software, firmware, and hardware updates. Our ECD devices are sold to our clients either directly or through partners who also install and manage them. The ECDs also provide a recurring revenue opportunity through the Emergency Monitoring System platform.

The Knightscope Emergency Monitoring System (“KEMS”), integrated into our ECDs, includes a self-diagnostic, alarm monitoring software solution that provides system owners with daily reports on the operational status of their emergency devices. The cloud-based application monitors the overall system's health, alerts users to operational issues, provides real-time error detection and diagnostics, and generates system performance reports.

In the third quarter of 2024, the management team focused on regaining compliance with the listing standards of The Nasdaq Stock Market LLC (Nasdaq) while we continued to implement changes to deliver on the Company’s path to profitability.

Nasdaq Listing Rules Compliance

On October 26, 2023, the Company was listed on The Nasdaq Global Market and received written notice (the “Notice”) from Nasdaq indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(1) which requires that a company must maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and had 180 calendar days, or until April 23, 2024, to regain compliance. Effective on March 4, 2024, the Company transferred to The Nasdaq Capital Market and was afforded the remainder of the compliance period to regain compliance.

On April 24, 2024, the Company received a delisting determination letter (the “Delisting Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of Nasdaq indicating that the Company had not regained compliance with the Minimum Bid Price

Requirement. On April 30, 2024, the Company appealed and requested a hearing before the Nasdaq Hearings Panel (“Panel”). Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request stayed the suspension of trading and delisting of the Company’s Class A Common Stock pending the conclusion of the hearing process.

On June 4, 2024, the Panel granted the Company an exception until October 4, 2024, to regain compliance with the Minimum Bid Price Requirement, subject to certain milestones which included obtaining shareholder approval for a reverse stock split (“RSS”), effecting the RSS, and maintaining the Minimum Bid Price Requirement for a minimum of ten consecutive business days by October 4, 2024.

On August 16, 2024, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders of the Company approved the RSS of the Company’s Class A and its Common B Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50.

Subsequently, on September 4, 2024, the Company’s Board of Directors (the “Board”) approved a RSS of both the Class A Common Stock and the Class B Common Stock at a final ratio of 1-for-50. On September 13, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the RSS, which became effective at 5:00 p.m. Eastern Time.  The Class A Common Stock began trading on an as-adjusted basis on September 16, 2024.

On October 1, 2024, Knightscope received written notice from the Nasdaq Office of General Counsel informing the Company that, from September 16, 2024 to September 30, 2024, the Company’s minimum bid price had been $1.00 per share or higher and, accordingly, it had regained compliance with the bid price requirement and that the matter was now closed.

Reverse Stock Split

On August 16, 2024, the Company held an annual meeting of stockholders (the “Annual Meeting”) at which the Company’s stockholders approved, among other items, amendments to the Certificate of Incorporation, to effect a reverse stock split of the Company’s Class A Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Company’s Board in its discretion, subject to the Board’s authority to abandon such amendments (the “Class A Reverse Stock Split Amendment”), and effect a reverse stock split of the Company’s Class B Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50 (which ratio shall be the same ratio as the reverse stock split determined by the Board with respect to the Class A Common Stock), as determined by the Board in its discretion, subject to the Board’s authority to abandon such amendments (the “Class B Reverse Stock Split Amendment” and, together with the Class A Reverse Stock Split Amendment, the “Reverse Stock Split Amendment”). On September 4, 2024, the Board selected a reverse stock split of the Class A Common Stock at a final ratio of 1-for-50 and a reverse stock split of the Class B Common Stock at a final ratio of 1-for-50 and abandoned all other reverse stock split amendments at different ratios. On September 13, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Amendments. The Reverse Stock Split Amendment became effective at 5:00 p.m. Eastern Time on the date of filing of the related Certificate of Amendment.

Capital Structure

The Company has prioritized restructuring Knightscope’s capital structure to better align with its public company peers. Below is a summary of actions taken, which we believe, set up the Company for long term success.

Increase in Authorized Shares - On April 5, 2024, we held a special meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment (the “Share Increase Amendment”) to the Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock, par value $0.001 per share from 114,000,000 to 228,000,000 shares. Our Board believes it is in the best interests of the Company and our stockholders to have additional shares available for use as our Board deems appropriate or necessary. As such, the primary purpose of the Share Increase Amendment was to provide the Company with greater flexibility with respect to managing its Class A Common Stock in connection with such corporate purposes as may, from time to time, be considered advisable by our Board. These corporate purposes could include, without limitation, (i) financing activities, including the at-the-market offering program that we commenced in February 2023, as amended in August 2023, with H.C. Wainwright & Co., LLC as sales agent; (iii) stock dividends or splits; (iv) conversions of convertible securities; (v) issuance of stock options and other equity awards pursuant to our incentive plans; and (vi) establishing strategic relationships. Having an increased number of authorized but unissued shares of Class A Common Stock allows the Company to take prompt action with respect to corporate opportunities that develop, without the delay and expense of convening a special meeting of stockholders for the purpose of approving an increase in our capitalization. Our Board will determine whether, when and on what terms the issuance of shares of Class A Common Stock may be warranted in connection with any of the foregoing purposes.

Preferred Stock Conversion to Common - On May 15, 2024 (the “Preferred Stock Conversion Date”), pursuant to the terms of the Certificate of Incorporation, each share of the Company’s Super Voting Preferred Stock was automatically converted into fully-paid, non-assessable shares of Class B common stock and each share of the Company’s Ordinary Preferred Stock (together with the Super Voting Preferred Stock, the “Preferred Stock”) was automatically converted into fully-paid, non-assessable shares of Class A common stock, in each case at the then effective applicable Conversion Rate, as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, no shares of previously authorized preferred stock remain outstanding. Management believes this change helps the Company maintain compliance with Nasdaq listing rules by helping the Company meet the minimum stockholders’ equity requirement under the Equity Standard for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) on The Nasdaq Capital Market.

On August 16, 2024, at its Annual Meeting, the Company received stockholder approval to authorize 40,000,000 shares of “blank check” preferred stock, issuable in one or more series, and (ii) implement ancillary and conforming changes in connection with the authorization of “blank check” preferred stock and to remove provisions related to the Company’s former Super Voting Preferred Stock and Ordinary Preferred Stock, which are no longer outstanding.  The term “blank check” preferred stock refers to preferred stock, the creation and issuance of which is authorized in advance by a company’s stockholders and the terms, rights and features of which are determined by the Board of Directors of a company without seeking further actions or vote of the stockholders.

Extinguishment of Warrants with Anti-Dilution Features - On October 10, 2022,  the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 22,768 shares of the Company’s Class A common stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Common Stock (a “Stock Issuance”) at any price per share of Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder. Capitalized terms not defined herein have the meaning assigned to them in the 2022 Purchase Agreement.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”) pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”), in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”) . The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000, payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity lines of credit). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, require the Company to repay the Note in full, starting from the public announcement of such a Change of Control until 30 days after its completion. The August 2024 Note does not bear interest under normal circumstances; however, if an Event of Default occurs (as defined in the August 2024 Note), the outstanding principal will automatically bear interest at a rate of 10% per annum until the default is resolved or the Note is paid in full. As of November 13, 2024, approximately $1.8 million of the note is remaining.

Financial Efficiency

The Company is focused on scaling its business and on implementing strategies to decrease gross margin loss over time. We have continued our focus on controlling costs with steps that include

●	decreasing expenditures for real estate leases – we exited two long-term leases;
●	optimizing team composition and size – we increased the size of the sales team to drive growth;
●	optimizing the manufacturing process through leverage of third-party manufacturers;
●	reducing telecommunication service and cloud costs to further reduce our ongoing support, repair and maintenance costs; and
●	continuing to streamline our ASR and ECD production processes towards a more traditional assembly line workflow for improved quality, efficiency, and throughput.

In the third quarter of 2024, Knightscope continued to streamline operations of the ECD product line which was acquired when the Company purchased the assets of CASE Emergency Management. Although the disruptions from restructuring changes we made in the first half of this year continue to impact operations, we are beginning to see benefits, primarily as we work closely with our third-party partners to streamline field services for our ECD clients.

Additionally, we believe our efforts to improve the ASR K5 v5 are showing promise as we see increased customer retention and a resulting increase in install base.  The Company plans to invest in what management believes will be revenue-generating activities such as expansion of the sales team, developing channel partnerships and updating its website to attract new leads.

Our strategy is to try to keep fixed costs low while minimizing variable costs in conjunction with pursuing our overall growth objectives.

As of October 31, 2024, the Company had a total backlog of approximately $2.9 million, comprised of $2.4 million related to orders for ECDs and $0.5 million related to ASR orders.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of total revenue.

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue, net
Service	$1,861	73%	$1,915	58%
Product	674	27%	1,409	42%
Total revenue, net	2,535	100%	3,324	100%
Cost of revenue, net
Service	2,382	94%	2,488	75%
Product	853	34%	786	24%
Total cost of revenue, net	3,235	128%	3,274	98%
Gross profit (loss)	(700)	(28)%	50	2%
Operating expenses:
Research and development	1,770	70%	1,903	57%
Sales and marketing	1,000	39%	1,395	42%
General and administrative	4,238	167%	3,235	97%
Restructuring charges	33	1%	—	—%
Total operating expenses	7,041	278%	6,533	197%
Loss from operations	(7,741)	(305)%	(6,483)	(195)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	(2,966)	(117)%	(1,800)	(54)%
Interest income (expense), net	(130)	(5)%	(8)	(0)%
Other income (expense), net	(67)	(3)%	(51)	(2)%
Total other income (expense)	(3,163)	(125)%	(1,859)	(56)%
Net loss before income tax expense	(10,904)	(430)%	(8,342)	(251)%
Income tax expense	—	—%	—	—%
Net loss	$(10,904)	(430)%	$(8,342)	(251)%

Revenue, net

Total revenue, net for the three months ended September 30, 2024 decreased by approximately $0.8 million compared to the same period in the prior year due to a $0.7 million decrease in product revenue and $0.1 million decrease in Service revenue. Product revenue decreased by approximately $0.7 million or approximately 52% in the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to lower sales of ECD products which were impacted by the Company’s decision to move production from Irvine, CA to its headquarters location in Mountain View, CA. As a result, there were significant disruptions in our ability to build and deliver units to customers. The Company expects some disruptions to continue in the near future as it evaluates opportunities to optimize production and operations, which may include seeking a new, larger facility. Service revenue, net for the three months ended September 30, 2024 remained relatively flat compared to the same period in the prior year.

Cost of revenue, net

In the first quarter of 2024, the Company made a strategic decision to outsource its ECD field services function to third-party service and maintenance organizations with technicians better able to efficiently support our clients. We expect that this outsourcing will allow the Company to better focus on its technology and innovation while reducing costs related to non-core business functions. However, we also expect that the short-term impact of these significant changes will result in higher costs and a decline in gross margin yield.

Total cost of revenue, net of $3.2 million for the three months ended September 30, 2024 remained relatively flat compared to the same period in the prior year primarily due to $0.2 million in reduced headcount and $0.1 million of reduced cellular costs, partially offset by $0.4 million higher costs related to third party field services.

Service cost of revenue, net for the three months ended September 30, 2024 decreased by approximately $0.1 million to approximately $2.4 million, compared to the three months ended September 30, 2023. This was primarily due to a $0.2 million decline in headcount related expenses due to outsourcing of field services partially offset by a $0.4 million increase in third-party costs. Additionally, there was a $0.1 million decrease in cellular fees as the Company continues to innovate around data usage and associated costs. The service cost of revenue, net includes the average service cost per unit, depreciation of the ASRs, and third-party fees. Additional costs relate to the ongoing maintenance and support of our installed base of ECDs which consists primarily of service personnel, vehicle expense, and warranty repair costs.

Product cost of revenue, net was approximately $0.9 million for the three months ended September 30, 2024 compared to approximately $0.8 million for the prior year period.

Gross Profit (Loss)

The revenue and cost of revenue described above resulted in a gross loss for the three months ended September 30, 2024 of approximately $0.7 million, net, compared to a gross profit of $0.1 million for the three months ended September 30, 2023.

Research and Development

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Research and development	$1,770	$1,903	$(133)	(7)%
Percentage of total revenue	70%	57%

Research and development expenses decreased by approximately $0.1 million, or approximately 7% for the three months ended September 30, 2024, as compared to the same period in the prior year. The decrease is primarily due to $0.3 million lower compensation and material expenses partially offset by $0.2 million in higher consulting fees.

Sales and Marketing

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$1,000	$1,395	$(395)	(28)%
Percentage of total revenue	39%	42%

Sales and marketing expenses decreased by approximately $0.4 million, or approximately 28%, for the three months ended September 30, 2024, as compared to the same period in the prior year. The decrease was primarily due to $0.3 million in lower advertising and promotional costs and $0.1 million lower expenses related to compensation and allocation of amortization expense compared to the same period in the prior year.

General and Administrative

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
General and administrative	$4,238	$3,235	$1,003	31%
Percentage of total revenue	167%	97%

General and administrative expenses increased by approximately $1.0 million or approximately 31% for the three months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily related to a $0.9 million increase in investor relations costs and $0.7 million increase in third-party professional fees, primarily legal and finance services. These increases were partially offset by a decline in payroll expenses of $0.5 million and decline of $0.1 in stock compensation expense driven by a headcount reduction in the first quarter of 2024.

Restructuring Charges

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Restructuring Charges	$33	$—	$33	100%
Percentage of total revenue	1%	—%

Restructuring charges were approximately $33 thousand for the three month period ended September 30, 2024 compared to none for the same period in the prior year.

Other Income (expense)

	Three Months Ended
	September 30
	2024	2023	$ Change	% Change
Change in fair value of warrant and derivative liability	$(2,966)	$(1,800)	$(1,166)	(65)%
Interest income (expense), net	(130)	(8)	(122)	(1,525)%
Other income (expense), net	(67)	(51)	(16)	(31)%
Total other income (expense)	$(3,163)	$(1,859)	$(1,304)	(70)%

Total other income (expense) decreased by approximately $1.3 million, or 70% for the three months ended September 30, 2024 as compared to the same period in the prior year, resulting in other income (expense), net of approximately $3.2 million for the three months ended September 30, 2024 compared to total other income (expense), net of approximately $1.9 million for the same period in the prior year. Interest expense increased by $0.1 million due to a higher interest-bearing debt balance in the current year period as compared to the same period in the prior year. The increase in the fair value of warrant and derivative liabilities for the three months ended September 30, 2024 was approximately $1.2 million more than in the same period in the prior year. We recorded $22 thousand in lease termination costs in the third quarter of fiscal 2024, resulting from the early termination of two long-term lease arrangements.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of total revenue.

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Revenue, net
Service	$5,502	69%	$5,488	56%
Product	2,490	31%	4,296	44%
Total revenue, net	7,992	100%	9,784	100%
Cost of revenue, net
Service	8,256	103%	7,020	72%
Product	2,439	31%	2,918	30%
Total cost of revenue, net	10,695	134%	9,938	102%
Gross loss	(2,703)	(34)%	(154)	(2)%
Operating Expenses:
Research and development	4,976	62%	4,782	49%
Sales and marketing	4,043	51%	3,716	38%
General and administrative	10,613	133%	10,148	104%
Restructuring charges	447	6%	149	2%
Total operating expenses	20,079	251%	18,795	192%
Loss from operations	(22,782)	(285)%	(18,949)	(194)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	(1,515)	(19)%	4,015	41%
Interest income (expense), net	(323)	(4)%	(462)	(5)%
Other income (expense), net	(147)	(2)%	(188)	(2)%
Total other income (expense)	(1,985)	(25)%	3,365	34%
Net loss before income tax expense	(24,767)	(310)%	(15,584)	(159)%
Income tax expense	—	—%	—	—%
Net loss	$(24,767)	(310)%	$(15,584)	(159)%

Revenue, net

Total revenue, net for the nine months ended September 30, 2024 of approximately $8.0 million was a decrease of approximately $1.8 million or 18% as compared to the same period in the prior year. The decrease was due to lower production and installation of the ECD products as the Company has been restructuring the formerly CASE Emergency Management business it acquired in 2022.

Service revenue, net, comprised of ASR MaaS agreements and ECD maintenance agreements remained relatively flat for the nine months ended September 30, 2024 compared to the same period in the prior year. ASR services were impacted by the Company’s decision to replace ASR K5 v3 machines with K5 v5 machines due to quality and reliability of the older version.

Product revenue, primarily composed of the ECD line of products, decreased by approximately $1.8 million or approximately 42% in the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to a decline in product production and installations. In addition, the structural changes implemented during the first quarter of 2024 and the resulting disruption also led to a period-over-period decline in installations across the ECD products.

Cost of revenue, net

Service cost of revenue, net for the nine months ended September 30, 2024 increased by approximately $1.2 million to approximately $8.3 million, compared to the nine months ended September 30, 2023, primarily due to write-offs related to K5 v3 machines. A high percentage of K5 v3 ASRs did not meet expected quality standards resulting in high service, maintenance and repair costs and low customer satisfaction. During the first quarter of 2024, we decided to discontinue the K5 v3 machines and replace them with the improved, better performing K5 v5 machines. K5 v3 machines, totaling approximately $1.1 million, were written off and recorded in service cost of revenue, net in the current year period and we expect this trend to continue throughout the year as we replace existing client machines. In addition, the Company made the decision to outsource its ECD field services function to third-party service and maintenance organizations with technicians better able to efficiently support our clients. As a result of this change, we saw a $1.2 million increase in third-party fees year-over-year. We expect that this outsourcing will allow the Company to better focus on its technology and innovation while reducing costs related to non-core business functions. Higher costs were partially offset by a $0.4 million reduction in headcount costs, a $0.2 million decline in cellular fees and a $0.1 million decline in software related expenses. The service cost of revenue, net is primarily related to the average service cost per unit, depreciation of the ASRs, and third-party fees. Additional costs relate to the ongoing maintenance and support of our installed base of ECDs which consists primarily of service personnel, vehicle expense, and warranty repair costs.

Product cost of revenue, net was approximately $2.4 million for the nine months ended September 30, 2024 compared to approximately $2.9 million for the same period in the prior year. The approximate $0.5 million period over period decrease is primarily attributable to lower sales of ECD products.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the nine months ended September 30, 2024 of approximately $2.7 million, net, compared to a gross loss of approximately $0.2 million, net, for the nine months ended September 30, 2023. The gross loss for the nine months ended September 30, 2024 included a non-recurring expense of approximately $1.1 million attributed to the retirement of the K5 v3 machines.

Research and Development

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Research and development	$4,976	$4,782	$194	4%
Percentage of total revenue	62%	49%

Research and development expenses increased by approximately $0.2 million, or 4% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The increase is primarily due to higher headcount than in the same period in the prior year which were lower following a workforce reduction in January 2023.

Sales and Marketing

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Sales and marketing	$4,043	$3,716	$327	9%
Percentage of total revenue	51%	38%

Sales and marketing expenses increased by approximately $0.3 million, or approximately 9%, for the nine months ended September 30, 2024, as compared to the same period in the prior year. The increase was primarily due to increased advertising costs related to the marketing of our Public Safety Infrastructure Bond Offering that closed in March 2024.

General and Administrative

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
General and administrative	$10,613	$10,148	$465	5%
Percentage of total revenue	133%	104%

General and administrative expenses increased by approximately $0.5 million or approximately 5% in the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily driven by a $1.2 million increase in investor relations costs, partially offset by a reduction in payroll expense of $0.9 million, reduction in stock compensation expense of $0.6 million, and a $0.2 million reduction in corporate insurance fees. Third-party professional fees, primarily legal and finance, increased nearly $1.1 million, partially offset by a reduction in consulting fees of $0.2 million.

Restructuring Charges

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Restructuring Charges	$447	$149	$298	200%
Percentage of total revenue	6%	2%

Restructuring charges were approximately $0.4 million for the nine month period ended September 30, 2024 compared to approximately $0.1 million for the same period in the prior year. These charges are related to the Company’s strategic decision to outsource its field services team and to consolidate product production in one location.

Other Income (expense)

	Nine Months Ended
	September 30
	2024	2023	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$(1,515)	$4,015	$(5,530)	(138)%
Interest income (expense), net	(323)	(462)	139	30%
Other income (expense), net	(147)	(188)	41	22%
Total other income (expense)	$(1,985)	$3,365	$(5,350)	(159)%

Total other income (expense) decreased by approximately $5.4 million, or 159% for the nine months ended September 30, 2024 as compared to the same period in the prior year, resulting in other income (expense), net of approximately ($2.0) million for the nine months ended September 30, 2024 compared to total other income, net of approximately $3.4 million for the same period in the prior year. Interest expense decreased by $0.1 million due to a lower debt balance in the current year period as compared to the same period in the prior year. The increase in the fair value of warrant and derivative liabilities for the nine months ended September 30, 2024 was approximately $5.5 million more than in the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, we had $5.2 million and $2.3 million, respectively, of cash and cash equivalents. As of September 30, 2024, the Company had paid-in capital of $195.5 million, partially offset by an accumulated deficit of approximately $186.2 million, working capital of approximately $0.0 million and total stockholders’ equity of approximately $9.3 million. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which we filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing us to offer and sell from time to time of up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with,

SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would we sell any securities in a public primary offering with a value exceeding one-third of our non-affiliated public float in any 12 month period unless our non-affiliated public float subsequently rose to $75.0 million or more.

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

On October 11, 2024, the Company filed a prospectus supplement (the “October Prospectus Supplement”) to amend the June Prospectus Supplement to increase the issuance and sale from time to time to up to $1.347 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

During the nine months ended September 30, 2024, we issued 1,470,537 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $20.4 million, net of brokerage and placement fees of approximately $0.8 million. From October 1, 2024 to November 13, 2024, we sold 245,882 shares of Class A Common Stock, generating approximately $2.3 million of proceeds, net of commissions and other issuance costs.

August 2024 Note

As noted above, on October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock, par value $0.001 (the “Common Stock”). The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”) at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable  per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

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

As of November 13, 2024, approximately $1.8 million of the August 2024 Note is outstanding.

Public Safety Infrastructure Bonds

On September 29, 2023, we filed an Offering Circular on Form 1-A/A (File No. 024-12314) (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance. We issued Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds us of approximately $2.6 million, net of issuance costs of approximately $0.2 million, during the nine months ended September 30, 2024.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(17,377)	$(18,158)
Net cash used in investing activities	(2,480)	(3,583)
Net cash provided by financing activities	22,776	21,642
Net increase in cash, cash equivalents and restricted cash	$2,919	$(99)

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

Net cash used in operating activities was approximately $17.4 million for the nine months ended September 30, 2024. Net cash used in operating activities resulted from a net loss of approximately $24.8 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the nine months ended September 30, 2024 decreased by approximately $0.8 million as compared to the same period of the prior year. This was primarily a result of an increase in the net loss of approximately $9.2 million, changes in assets and liabilities of approximately $4.4 million, a decrease in accrued interest of approximately $0.2 million, a decrease in common stock issued in exchange for consulting services of $0.4 million, a decrease in stock based compensation of approximately

$0.7 million partially offset by a decrease in the change in fair value of warrant and derivative liabilities of approximately $5.5 million, a decrease in depreciation and amortization of $0.1 million and a loss on disposal of ASRs and related inventory of approximately $1.1 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was approximately $2.5 and $3.6 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $22.8 million for the nine months ended September 30, 2024, an increase of approximately $1.1 million as compared to the same period of the prior year. Our financing activities for the nine months ended September 30, 2024, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright and issuance of Regulation A bonds. In the prior year period our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41248) filed on September 16, 2024).

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-41248) filed on September 16, 2024).

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 001-41248) filed on September 16, 2024).

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 001-41248) filed on September 16, 2024).

3.7	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

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

Date: November 14, 2024

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)