Form 10-K
period 2024-12-31
Knightscope, Inc.
filed 2025-03-31
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Capital Market on such date was approximately $35 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2025, there were 6,564,466 shares of the registrant’s Class A Common Stock and 336,759 shares of the registrant’s Class B Common Stock outstanding.

Documents Incorporated by Reference

The Registrant intends to file either (i) a definitive proxy statement relating to the 2025 annual meeting of stockholders, or (ii) an amendment to this Annual Report on Form 10-K/A, in either case within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement, if applicable, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, including profitability, our business strategy and plans, market growth, product and service releases, the status of product development, demand for our products and services, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	The success of our products, which will require significant capital resources and years of development efforts;
●	Our deployments and market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to continue as a going concern;
●	Our ability to comply with all applicable listing requirements or standards of The Nasdaq Capital Market;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth, and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report, as such factors may be updated in our filings with the Securities and Exchange Commission (“the SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.
●	We expect to experience future losses as we execute on our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.
●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.
●	We are subject to potential fluctuations in operating results due to our sales cycle.
●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.
●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.
●	Our financial results will fluctuate in the future, which makes them difficult to predict.
●	Changes in global economic conditions, including, but not limited to, those driven by inflation and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.
●	Our business could be adversely affected by trade tariffs or other trade barriers.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.
●	We cannot assure you that we will effectively manage our growth.
●	Our costs may grow more quickly than our revenues, harming our business and profitability.
●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

PART I

Item 1. Business

Overview

Our mission is to make the United States of America the safest country in the world by helping to protect the people, places, and assets where we live, work, study and visit. Through strategic market expansion, increased ASR adoption, and continued innovation, we aim to redefine public safety with a comprehensive, technology-driven approach. As we execute on our growth strategy, we remain committed to delivering scalable, effective solutions that enhance safety, deter crime, and provide peace of mind to organizations and communities nationwide.

Knightscope, Inc. is a Silicon Valley based, public safety innovator that builds Autonomous Security Robots and Emergency Communication Devices. We design, manufacture, and deploy our technologies to improve public safety and to protect the places people live, work, study and visit. We provide our cutting-edge capabilities, including remote monitoring capabilities, to both the private sector and to government clients including law enforcement.

With Federal Risk and Authorization Management Program (“FedRAMP”) Authority to Operate (“ATO”) obtained in January 2024, Knightscope can be listed on the FedRAMP Marketplace as an approved provider for federal agencies and is therefore positioned to expand into federal contracts.  We have already deployed a pilot program under a contract with the U.S. Department of Veteran Affairs for our first K5 GOV, which is an ASR exclusively developed for the U.S. federal government. Additionally, we have been awarded a Phase 1 contract from the U.S. Air Force in 2025. We believe FedRAMP ATO positions us to seek federal contracts with other federal departments including the U.S. Army, Transportation Security Administration (TSA), Federal Protective Service (FPS), General Services Administration (GSA), U.S. Department of Homeland Security (DHS), Customs and Border Protection (CBP), Federal Bureau of Investigation (FBI), Federal Emergency Management Agency (FEMA), United States Postal Service (USPS) and the U.S. Department of the Interior (DOI). We believe that the initiatives of the Department of Government Efficiency (DOGE) may provide us with an expansion opportunity as federal entities seek efficiencies through automation and robotics.

Our core technologies are a unique combination of autonomy, robotics, artificial intelligence and electric vehicle technology:

●	ASRs: AI-powered autonomous security robots that are designed to provide continuous monitoring, real-time incident detection, and proactive threat deterrence through a strong physical presence.
●	ECDs: Blue light emergency communication systems, including towers, e-phones, and call boxes, designed to provide instant connectivity to emergency services.
●	Knightscope Security Operations Center (KSOC): A cloud-based platform for real-time security monitoring, data analysis, and event management driven by autonomous security robots.
●	Knightscope Emergency Management System (KEMS): A diagnostics tool designed to keep emergency communication devices operational and reliable.

●	Knightscope Network Operations Center (KNOC): The Company has built a custom set of tools that enables our employees to manage and monitor the network of ASRs and other Knightscope technologies operating in the field nationwide.
●	Knightscope's Risk & Threat Exposure (RTX): RTX analysts provide proactive monitoring by verifying alerts triggered by Knightscope devices.

Knightscope operates in a highly fragmented U.S. public safety market that is experiencing strong demand for automation and artificial intelligence-driven solutions due to rising labor costs, security staffing shortages, and challenging crime rates. Our solutions combine proactive physical deterrence with critical emergency response tools and remote monitoring, offering an integrated approach to public safety.

We are a Delaware corporation founded in April 2013 and headquartered in Mountain View, California, in the heart of Silicon Valley.

Market Opportunity & Competitive Positioning

The public safety industry in the United States is undergoing rapid transformation, driven by labor constraints, evolving threats of perimeter intrusion to large facilities, and advancements in artificial intelligence (AI) and automation. The demand for scalable, technology-driven public safety solutions is increasing as organizations seek more cost-effective and proactive methods to enhance safety.

Key Market Trends Driving Demand

●	In the United States, as of 2024, there are over 11,000 private security firms [per IBISWorld Industrial Reports] and 18,000 law enforcement agencies [per the International Association of Chief of Police] that rely on outdated, labor-intensive security methods.
●	Per Amarok Ultimate Perimeter Security, out of a recent survey of 400 security guard firms in the United States, 34% responded that their staff numbers were still well below pre-pandemic levels.
●	Rising costs to implement public safety have driven businesses and municipalities to invest in technology-driven solutions that offer 24/7 surveillance at a lower operational cost.
●	Over the last three years, there has been a growing investment in public safety and emergency communication systems by corporate, municipal, and federal agencies.

Key Challenges with Traditional Public Safety Solutions

●	Rising labor costs - The U.S. security guard industry has faced wage inflation, making it increasingly expensive to maintain 24/7 human patrols.
●	Workforce shortages – Per Security Magazine, security firms struggle to recruit and retain personnel, with turnover rates that range from 100% to 400% annually.
●	Limited real-time response capabilities - Human guards and passive surveillance cameras often fail to prevent incidents before they occur.
●	Increased liability risks - Organizations are facing greater legal and financial exposure due to security lapses.

Market Opportunity

●	Per Horizon Grand View Research, the U.S. physical security market is projected to reach $56.8 billion by 2030, driven by technological advancements and heightened public safety concerns.
●	Per Market Research Future, AI-powered surveillance and autonomous security solutions are expected to grow at a compound annual growth rate of 15.3% during the forecast period 2025- 2034, outpacing traditional security services.
●	Government investment in security technology has expanded significantly, with U.S. federal agencies allocating billions to enhance public safety initiatives in 2024.

Our Market Positioning

Knightscope is well-positioned to capitalize on these trends by providing a cost-effective, scalable alternative to traditional public safety solutions. Our combination of autonomous security robots, ECDs, and AI-driven analytics offers:

●	24/7 security solution that delivers greater effectiveness at lower cost than traditional security guards—combining machine-driven insights with human-in-the-loop operations to enhance safety, responsiveness, and decision.
●	Real-time threat detection and response to improve incident prevention.
●	Compliance-ready solutions for federal, state, and municipal security requirements.
●	With growing adoption across corporate, educational, healthcare, transportation, and government sectors, Knightscope is driving the next generation of public safety innovation in the United States.

Our Competitive Advantage

Knightscope’s technology provides a cost-effective, scalable alternative to traditional security solutions. Our ASRs and ECDs enhance public safety through conspicuous presence, automated routine monitoring, and improved response times.

●	ASRs can operate 24/7 with no downtime, reducing reliance on expensive security personnel.
●	AI-powered analytics provide real-time data for faster, more informed decision-making.
●	Emergency communication solutions are integrated into a cloud-based system, ensuring reliability in crisis situations.

Our Technologies

ASRs

Knightscope offers a comprehensive suite of public safety technologies designed to enhance safety and support security personnel in various environments. These solutions integrate advanced robotics, AI, and real-time monitoring to provide a proactive approach to public safety. We use AI to continuously monitor security feeds across our product portfolio. Real-team AI-powered alerts can be configured to trigger when people or vehicles matching a certain description are observed. Knightscope also offers AI-powered search tools, intended to make finding relevant security footage captured by our products, quick and easy.

●	The K3 Indoor Autonomous Security Robot is a compact, self-navigating unit designed for enclosed spaces such as corporate offices, hospitals, and shopping centers. Equipped with 360-degree high-definition cameras, thermal imaging, LiDAR-based obstacle detection, and two-way communication capabilities, the K3 provides continuous AI-driven monitoring and real-time threat detection. Its ability to patrol autonomously allows organizations to reduce reliance on human guards while increasing surveillance coverage.
●	The K5 Outdoor Autonomous Security Robot is a larger, more robust unit built for external environments like parking lots, logistics facilities, and corporate campuses. This model features advanced AI-powered analytics, including license plate recognition, thermal imaging, and anomaly detection, providing a visible deterrent against crime. Its integration with the KSOC enables public safety teams to receive real-time alerts, access recorded footage, and coordinate incident responses more effectively.
●	The K1 Hemisphere, with its smaller profile, is a stationary unit designed for both indoor and outdoor use. The Hemisphere can easily be mounted to a variety of surfaces or objects and has 3 cameras that provide up to 210-degrees of eye-level, high-definition video, a strobe light, automatic license plate recognition, facial recognition (optional), automated broadcast announcements, and intercom capability running on a wired or wireless network.
●	Central to Knightscope's ASR offerings is the KSOC, a browser-based user interface that enables clients to monitor and manage their ASRs in real-time. The KSOC provides access to live 360-degree high-definition video streaming, recorded video storage, and downloadable files for evidence collection. It also features capabilities such as people detection, thermal anomaly detection for identifying heat irregularities, and automatic license plate recognition for vehicle monitoring. This integrated platform ensures that security teams have immediate access to actionable intelligence, enhancing situational awareness and response times.

●	The Company has built a custom set of tools that enables our employees to manage and monitor the network of ASRs and other Knightscope technologies operating in the field nationwide, which it refers to as KNOC. These tools allow our team to monitor the health of the ASRs down to the millisecond, with dozens of alerts related to critical indicators and statistics, including charging, software, navigation and temperatures. We also use the KNOC to execute over-the-air software upgrades, patches and other related items. The KNOC is staffed 24/7 by the Company in the United States.
●	Knightscope's RTX team offers clients a comprehensive, human-in-the-loop monitoring service that enhances the capabilities of their ASRs running 24/7. Once operational for a client, RTX analysts provide proactive monitoring by verifying alerts triggered by Knightscope devices. They engage in live streaming and review of all ASR camera feeds upon receiving alerts, which may include detecting suspicious individuals, unauthorized vehicles identified through license plate recognition, or other predefined security breaches. In the event of an incident, RTX analysts can perform digital talk-downs to intervene directly, conduct virtual public safety tours, and generate detailed incident reports for clients. This integrated approach is intended for clients to benefit from advanced technological surveillance complemented by human expertise, leading to a more robust and responsive security posture. By combining autonomous monitoring with professional oversight, Knightscope's RTX service enhances threat detection, reduces response times, and provides clients with actionable intelligence to maintain safer environments.

ECDs

In addition to ASRs, Knightscope provides a range of emergency communication solutions.

●	The K1 Blue Light Towers are solar-powered, highly visible emergency communication stations that provide immediate access to emergency response personnel or law enforcement. Equipped with cellular and satellite connectivity, integrated cameras, and public announcement system capabilities, these towers are designed to enhance safety in parking lots, public parks, and college campuses.
●	The K1 Blue Light E-Phone is a compact emergency phone system that delivers one-touch connectivity and features a high-visibility blue strobe light, making it suitable for areas where larger tower designs may not fit. Its durable, tamperproof, and weatherproof construction is intended to provide reliable operation in harsh conditions, while the illuminated front call panel facilitates nighttime use. The K1 Blue Light E-Phone supports two-way communications over various networks, including Verizon, AT&T, and Iridium® Satellite, providing flexibility and reliability in diverse settings. This device is designed for locations such as parking lots, building interiors, college campuses, electric vehicle charging stations, transit stations, and office spaces, where space constraints require a streamlined yet effective emergency communication solution.
●	The K1 Call Box is Knightscope's smallest emergency call box system, offering a simple housing and interface for one-touch connection to emergency services. Designed for both indoor and outdoor use, with features and functionalities similar to our E-phones, the K1 Call Box is suitable for remote locations where traditional communication infrastructure may be lacking. This device is particularly beneficial in areas such as bridges, highways, parks, metro stations, military installations, and remote parking lots, where immediate access to emergency assistance is crucial.
●	Complementing the ECD products is the KEMS, a cloud-based application that monitors the health and status of deployed emergency communication devices. KEMS provides system owners with automated daily email reports, real-time error detection, and diagnostics, eliminating the need for manual testing of each device. Immediate text and email notifications are sent whenever a help button is pressed, in order to provide prompt responses to emergencies. This system enhances the reliability and effectiveness of emergency communication networks, providing peace of mind to clients and users alike.

Additionally, through a partnership with Verizon, all ASR and ECD are now able to be equipped with Verizon Frontline, an exclusive network used for priority communications by first responders. Through this growing product portfolio, Knightscope continues to redefine security and public safety by merging robotics, AI, and emergency communication into an integrated, technology-driven ecosystem. By offering both proactive security monitoring through ASRs and reactive emergency communication through ECDs, the Company provides a holistic approach to modern public safety challenges.

Business Strategy

Knightscope is focused on driving growth through two key strategic initiatives: expanding our market penetration in Emergency Communication Devices and increasing the installed base of our Autonomous Security Robots. Additionally, we continue to innovate with new product introductions that enhance our value proposition and provide comprehensive safety solutions to our clients.

Scaling ASR Deployment and Recurring Revenue Growth

Knightscope’s ASR business model is centered on increasing our installed base, leveraging our Machine-as-a-Service (MaaS) subscription framework to drive cumulative recurring revenue. Each new subscription enhances long-term revenue streams while providing clients with advanced public safety solutions that are designed to operate 24/7. Our ASRs, including the K3 indoor robot, K5 outdoor robot, and upcoming K7 ASR, serve as force multipliers, augmenting human security teams and providing real-time monitoring through the KSOC. We believe the ability to scale ASR installations across diverse environments—including corporate campuses, logistics hubs, hospitals, and public infrastructure—positions us for sustained growth.

Expanding Market Presence in Emergency Communication

We are committed to strengthening our leadership in ECDs by increasing market penetration across colleges, corporate campuses, parking facilities, public parks, and other high-traffic environments where reliable emergency response solutions are essential. Our K1 Blue Light Towers, K1 Blue Light Emergency Phones, and K1 Call Boxes provide mission-critical, always-available communication for individuals in distress, providing immediate connectivity to security personnel and emergency responders. With nearly 10,000 machines-in-network across the United States, we aim to build upon this foundation by integrating new features and expanding adoption in both public and private sectors.

Innovating with New Public Safety Technologies

Product innovation remains a core pillar of our growth strategy. We are actively developing new solutions that enhance public safety, security, efficiency, and situational awareness for our clients. Two key anticipated product launches include:

●	K7 Autonomous Security Robot is designed to address the public safety needs of large, complex environments such as airports, industrial zones, and university campuses. With light duty off-road capabilities and AI-driven route optimization, the K7 ASR is designed to allow for broad security coverage in areas where traditional ASRs or stationary cameras are insufficient. This ASR is intended to significantly enhance automated perimeter patrolling, improving surveillance efficiency for expansive properties and is planned to commence production in 2026.
●	K1 SuperTower is a next-generation public safety technology integrating several capabilities into a comprehensive offering. It will introduce an all-new next-generation set of technologies to continue the overhaul of the U.S. public safety infrastructure with AI capabilities. This innovative solution is designed to provide multiple features to enhance public safety within a single unit, making it a valuable addition to high-risk or remote areas. The K1 SuperTower is planned to commence production in 2026.

By continuously working to evolve our technology portfolio and integrate advanced AI-driven analytics, we aim to provide cutting-edge public safety and security solutions that meet the evolving needs of businesses, municipalities, and law enforcement agencies.

Research and Development

Our research and development efforts focus primarily on the development of our base technology, exploring new technology, as well as our scaling efforts. We plan to continue to enhance our ASR and ECD capabilities and features, as well as the functionality of the KSOC and KEMS software platforms. In February 2025, we received our full ATO which allows Knightscope to do business with federal agencies.  This achievement means that Knightscope can be listed on the FedRAMP Marketplace as an approved provider for federal agencies, and as a result we have already deployed a pilot program under a contract with the U.S. Department of Veteran Affairs (the “VA”) for its first K5 GOV. The K5 GOV is an ASR exclusively developed for the U.S. Federal Government. Additionally, the Company has been awarded a Phase 1 contract from the U.S. Air Force in 2025.

Intellectual Property

The Company holds twelve patents collectively related to its ASRs, the security data analysis and display features of the KSOC and its parking monitor feature that will begin to expire starting January 16, 2035. The Company owns a trademark registration for its name “Knightscope” in the U.S. On August 10, 2021, the Company filed two trademark applications. The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

Manufacturing and Suppliers

Knightscope manufactures all its products at its Mountain View, California headquarters from components produced by more than 100 suppliers. The Company’s top three suppliers, measured by spending, are Alco Metal Fab, based in Santa Ana, California, Sybridge Digital Solutions LLC, based in Chicago, Illinois, and E and M Electric and Machinery Inc., based in Healdsburg, California. The Company is not highly dependent on any one supplier and believes it can source components from other suppliers and has done so when necessary.  Given the global nature of our supply chain, we may face risks relating to the imposition by the United States of tariffs on foreign imports. See Item 1A. Risk Factors—Risks Related to the Business and the Global Economy—Our business could be adversely affected by trade tariffs or other trade barriers.

In order to optimize our ability to serve our clients, we have partnered with field services companies to train their technicians to service, maintain and support our machines-in-network and assist us with our nationwide scaling efforts. As our fleet of deployed ASRs and ECD devices grows, the Company has engaged these third-party service providers with broad geographic footprints to support our clients.

We believe that by opting to outsource field services, Knightscope is able to laser-focus on what we do best: innovation and technology development. This strategic move not only streamlines our operations but also grants us access to specialized expertise and reach without the overhead of developing these capabilities in-house. We believe that this is a cost-effective approach that transforms fixed expenses into variable ones, offering the flexibility to scale operations in response to ever-changing market demands. Moreover, it reduces the burden of compliance and regulatory risks, allowing us to penetrate new markets with the aid of partners who have established local networks and expertise. Ultimately, outsourcing empowers us to dedicate more resources to strategic planning and innovation, allowing us to focus on staying ahead in the competitive technology landscape.

Competition

Knightscope competes in multiple industries by offering autonomous security robotics, emergency communication devices, and AI-driven public safety solutions. Its key competitors fall into three primary categories: traditional public safety and security services, autonomous security robotics, and emergency communication systems.

●	Competition with Traditional Public Safety and Security Services -Knightscope directly competes with human-based guarding companies such as Allied Universal, Securitas, and G4S. These companies rely on human guards to provide safety and security, whereas Knightscope’s robots offer a cost-effective, 24/7 alternative that address the risks of fatigue, human error, or turnover. By automating surveillance and security patrols, Knightscope aims to reduce dependency on human guards while enhancing security coverage with AI-powered monitoring and data analytics.
●	Competition in Autonomous Security Robotics – Knightscope is one of the pioneers in ASRs, but it faces competition from companies such as Asylon Robotics and SMP Robotics. Asylon Robotics specializes in drone-based security rather than ground-based ASRs. SMP Robotics builds outdoor patrol robots similar to Knightscope’s K5 model but focuses more on rugged environments. Knightscope differentiates itself through a broader product lineup that includes not only robots but also a complete public and asset safety ecosystem with emergency communication devices and AI-based threat detection.
●	Competition in Emergency Communication Systems – Through its acquisition of Case Emergency Systems (“CASE”), Knightscope now competes with Code Blue Corporation, Aiphone, and Talkaphone in the blue light emergency communication market. These companies manufacture emergency call boxes and blue light towers for college campuses, parking lots, and public spaces. Knightscope sets itself apart by integrating advanced AI analytics, gunshot detection, and monitoring software like KEMS into its K1 Blue Light Towers, E-Phones, and Call Boxes.

While Knightscope competes against traditional public safety and security firms, robotic security companies, and emergency communication providers, we believe that no other company offers an integrated public safety platform that combines autonomous security robots, emergency communication devices, and AI-driven monitoring under a single ecosystem. Knightscope’s KSOC provides a centralized dashboard for real-time monitoring, while RTX offers human-in-the-loop services for remote intervention.

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

Backlog and Seasonality

As of December 31, 2024, the Company had a total backlog of approximately $1.7 million, comprised of $0.4 million related to ASR orders and $1.3 million relates to orders for ECD.

We have not experienced any significant effects relating to seasonality for our products and services.

Human Capital

As of December 31, 2024, the Company had 71 full-time employees working out of our combined headquarters and production facility in Mountain View, California as well as remotely. We are not a party to any collective bargaining agreements.

The Company believes that our future growth and success will depend in part on our ability to attract and retain highly skilled employees. The executive management team is responsible for developing and executing the Company’s human capital strategy. The human capital strategy includes the attraction, acquisition, engagement, and development of the Company’s employees as resources allow.

Available Information

We file reports and other information with the SEC, which are accessible on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at ir.knightscope.com. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We regularly post important information and updates on our investor relations website at ir.knightscope.com. The information provided on, or accessible through, our website is not a part of, or incorporated into, this Annual Report on Form 10-K. You may also access this information, free of charge, at the SEC’s website at http://www.sec.gov.

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

The Company has incurred net losses since inception. Our net loss was $31.7 million for the year ended December 31, 2024 and $22.1 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $193.2 million. Cash and cash equivalents on hand were $11.1 million as of December 31, 2024, compared to $2.3 million as of December 31, 2023.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 7: Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources.

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

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2024 and 2023, which is included in this Annual Report, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, available cash and cash used in operations. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially adversely affect our share price, our ability to secure additional financing, and otherwise execute our strategy.

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

Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in new business strategies. We intend for these initiatives to drive efficiencies and improve margins. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, new claims or litigation, economic, political, legal and regulatory challenges, inadequate return on capital, unrealized benefits or unanticipated delays in realized benefits, potential impairment of tangible and intangible assets, and significant write-offs. In addition, any new business strategies or new investments may require us to raise additional capital, including debt or equity securities. These transactions may impose additional restrictions on our ability to operate and/or may be dilutive to you. In the event that additional liquidity is required from outside sources, we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

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

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. The industry is characterized by rapid change, new and complex technology and intense competition. Our ability to gain market share depends upon our ability to create demand, which includes increasing awareness about our products, satisfy client demands, enhance existing products and services and develop and introduce new products and services. Our ability to gain market share also depends on a number of factors beyond our control, including the perceived value associated with our products and services, the public’s perception of the use of robots to perform tasks traditionally reserved for humans, and our clients’ acceptance of our view that security services can be performed more efficiently and cost-effectively through the use of our products and ancillary services. If any of these factors turns against us, our future operating results could be materially and adversely affected.

Our financial results will fluctuate in the future, which makes them difficult to predict.

Our financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	Fluctuations in and the unpredictability of our sales cycle;
●	Our ability to maintain and grow our client base;
●	Downturns or financial instability in the business of our customers and partners;
●	Development and introduction of new products by us or our competitors;
●	Adverse changes affecting our suppliers and other third-party service providers, and any disruption in the supply of materials necessary for our business;
●	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	Our ability to achieve profitable gross margins and operating margins;
●	Periodic litigation and related legal proceedings, which could result in unexpected expenditures of time and resources; and
●	Changes in global geopolitical, business or macroeconomic conditions including regulatory changes.

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

Changes in global economic conditions, including, but not limited to, those driven by inflation, international trade restrictions and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause our customers and partners to cancel agreements with us, or potential customers and partners to hesitate to enter into agreements with us. Our financial success is sensitive to changes in general economic and financial conditions, including tariffs or other trade restrictions, interest rates, energy costs, labor costs, inflation, commodity prices, unemployment levels, consumer debt levels, tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022, 2023 and 2024 and expect to continue to experience in 2025.

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

Our business could be adversely affected by trade tariffs or other trade barriers.

Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import raw materials and product components for our products. For example, the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. The new presidential administration recently imposed new tariffs on imports to the United States. If we experience cost increases as a result of existing or future tariffs, and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. In addition, some countries has imposed or threatened to impose retaliatory tariffs on the United States. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.

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

We issued unsecured Public Safety Infrastructure Bonds (the “Bonds”) bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, in the fourth quarter of 2023 with a principal amount totaling approximately $1.4 million. We issued additional Bonds from January of 2024 through March 14, 2024, with a principal amount of approximately $2.8 million. In total, we issued Bonds with a principal amount of approximately $4.3 million through the life of the Bond offering.

The Bonds imposed, and any future debt arrangements we enter into may impose, operating and financial restrictions on us, including requiring that we maintain our listing on Nasdaq, in addition to other restrictive covenants that may limit our ability to engage in specified types of transactions. Such restrictions could, for example, limit our ability to, among other things:

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

The loss of one or more key executives, the lack of a succession plan, or our inability to attract and retain qualified professionals in critical areas such as finance, legal, engineering, and production could negatively impact our operations and growth. Inflationary pressures and fluctuations in the perceived value of our equity compensation may further affect employee retention. Additionally, recent and future changes in our board of directors and senior management may disrupt our business, create uncertainty among investors, employees, and customers, and adversely impact our financial condition and stock price.

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

Our products, especially the ASRs, collect, store and may analyze certain types of personal or identifying information regarding individuals that interact with the ASRs. The regulatory framework for privacy and security issues is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Federal and state government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, which in turn affect the breadth and type of features that we can offer to our clients. In addition, our clients have separate internal policies, procedures and controls regarding privacy and data security with which we may be required to comply. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted or applied in a manner that is inconsistent with our current data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Additionally, we may become a target of information-focused or data collection attacks and any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, our business may be harmed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the USA, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the USA. Additional compliance investment and potential business process changes may also be required. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Furthermore, the Federal Trade Commission (“FTC”) also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal information, fail to implement policies to protect personal information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. Failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (the “GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain.  Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

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

The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI, and new laws regulating AI either entered or are expected to enter into force in the United States and the EU in 2025. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future.  Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.. Already, agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI. U.S. legislation related to AI has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI.  Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.  Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI.  Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to GDPR, which regulates our use of personal data for automated decision making including individual profiling that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our third-party service providers’, strategic partners’, contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise.  Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure, cloud infrastructure and website. Problems with the reliability or security of our products or systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and operating results. Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses, reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers not to purchase our products after pilot programs or renew their subscription purchases of our products.

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

The Company is actively seeking to secure a material amount of business from the U.S. federal government. The Company has entered into its first government contract with the VA as well as a Phase 1 contract from the U.S. Air Force. These types of agreements may subject the Company to statutes, regulations and contract obligations applicable to companies doing business with the government. Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify federal government contracts, in whole or in part, at the government’s convenience or in the government’s best interest, including if funds become unavailable to the applicable government agency. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	compliance with complex regulations for procurement, formation, administration, and performance of government contracts under the Federal Acquisition Regulation, and agency-specific regulations supplemental to the Federal Acquisition Regulation;
●	cybersecurity obligations that require implementation of specific standards and protections mandated by the federal government and mandatory disclosure of cybersecurity incidents to government agencies;
●	specialized disclosure and accounting requirements unique to government contracts;
●	mandatory financial and compliance audits that may result in potential liability for price or cost adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●	public disclosures of certain contract and company information; and
●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination requirements, and environmental compliance requirements.

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

Additionally, although the Company has received its Authority to Operate from the FedRAMP, any change to our moderate cloud solution FedRAMP status could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP status, our sales to government entities could be delayed or limited, and as a result, our business, financial condition, and results of operations would be adversely affected.

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted. For example, an advisory commission, the “Department of Government Efficiency” was announced to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential change in budgetary priorities could adversely affect individual programs and delay purchasing or payment decisions by certain of our existing or targeted customers. All of these uncertainties may individually or in the aggregate materially and adversely affect our business, results of operations or financial condition.

We are dependent on the global supply chain and have experienced supply chain constraints, as well as increased costs on components and shipping.

We are dependent on a complex global supply chain and continue to face challenges such as raw material constraints and extended lead times on key components. Geopolitical conflicts, tariffs and other trade restrictions, and inflationary pressures have led to increased costs for materials, components, and freight, which may negatively impact our business, prospects, results of operations and cash flows. If we cannot offset these cost increases through pricing strategies or operational efficiencies, our financial performance may suffer. Additionally, supply chain disruptions could delay product deployment, affecting revenue recognition and customer satisfaction.

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

In addition, the public safety markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Class A Common Stock. As a result, you may be unable to resell your shares at a desired price.

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

If financial securities industry analysts cease to publish reports on us or publish unfavorable reports on us, then the market price and market trading volume of our Class A Common Stock could be negatively affected.

The market price and trading volume of our Class A Common Stock could be adversely affected if securities analysts cease to publish reports or publish unfavorable research reports about us, our financial performance, or our industry. Negative analyst coverage, a downgrade of our stock, or speculation about our business prospects could reduce investor confidence, increase stock price volatility, and limit our access to capital. Additionally, if analysts discontinue coverage or fail to provide regular updates, investor interest and liquidity in our stock may decline, further impacting our valuation.

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

We will continue to incur significant costs as a result of operating as a listed public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

We are subject to complex and changing laws, regulations, and executive orders, and compliance with these laws and regulations and executive orders, as well as changing interpretations, policies, and enforcement priorities related to such laws, regulations, and executive orders, is onerous and expensive. Compliance with such laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting our ability to pursue or offer a product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted, prioritized, or applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations and policy changes or changes in enforcement priorities can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

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

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to address the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect.

Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. We may experience pressure to make commitments relating to ESG matters that affect us; however, we may not agree that particular initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or stakeholder relations. Further, stakeholder expectations regarding ESG matters continue to evolve and are not uniform, and our pursuit of our goals and initiatives could adversely impact our reputation due to such differing expectations.  If we do not, or are perceived by stakeholders to not, take sufficient or appropriate action to respond to ESG matters, we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

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

In addition, laws, regulations, policies, executive orders, and enforcement priorities, disclosure-related and otherwise, have been changing rapidly with respect to ESG matters. These changes will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. See section “We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business” above. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Our cybersecurity risk management program is part of our overall risk management program. Key elements of our cybersecurity risk management program include but are not limited to the following:

●	Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information.
●	A cybersecurity leader principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents.
●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
●	Cybersecurity awareness training for all our employees, including incident response personnel, and senior management.
●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
●	A third-party risk management evaluation process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor — Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our management team takes steps to stay informed about and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. Mercedes Soria, EVP and Chief Intelligence Officer / Chief Information Security Officer (“CISO”) has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Ms. Soria has over four years of cyber risk management experience, and is primarily responsible for assessing and managing our material risks from cybersecurity threats. Ms. Soria actively leads her team’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external vendors and consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment and our products. As part of her responsibilities, Ms. Soria and her team will continue to monitor our systems for vulnerabilities, implement required updates, and undergo periodic reassessments thus ensuring that our cybersecurity practices remain effective over time.

Item 2. Properties

Knightscope currently leases its premises and owns no significant plant or equipment. The Company’s approximately 15,000 square foot facility in Mountain View, California serves as its headquarters, where it designs, engineers, tests, manufactures and supports all of its ECDs and ASR technologies. The lease for the Company’s headquarters expires in August 2025, and we are actively looking for a new, bigger space. The Company wholly owns its ASRs and typically builds in batches based on client demand, refraining where possible in stocking inventory or finished products.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of the filing of this Annual Report on Form 10-K:

Name	Title/Position	Age
William (“Bill”) Santana Li	Chairman and Chief Executive Officer	55
Apoorv S. Dwivedi	EVP and Chief Financial Officer	44
Mercedes Soria	EVP and Chief Intelligence Officer / CISO	51
Aaron J. Lehnhardt	EVP and Chief Design Officer	52
William (“Will”) G. Billings	Director	49
Robert (“Bob”) A. Mocny	Director	67
Melvin (“Mel”) W. Torrie	Director	55

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A Common Stock is listed and traded on The Nasdaq Capital Market under the symbol “KSCP.” As of March 31, 2025, we had (i) 27,540 holders of record of our Class A Common Stock and (ii) 17 holders of our Class B Common Stock.

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

Recent Sales of Unregistered Securities

On January 6, 2025, we issued unregistered warrants to The Washington Office, LLC, a consultant hired for advisory services, strategic communications, national security consulting, and government engagement support related to the Company’s products and services. The warrants are exercisable for such number of shares of our Class A Common Stock which equals $15,000 per month (for an annual total of  $180,000) divided by the 30-day weighted average trading price per share, and have a term of 6 years. The offer and issuance of the warrants was made in reliance on an exemption from registration pursuant to, and in accordance with the procedures set forth in, Rule 144A, under the Securities Act.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

None.

Item 6. Reserved

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

Our MD&A discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Overview

Knightscope is dedicated to transforming public safety through AI-driven robotics, emergency communication solutions, and real-time monitoring. Our comprehensive suite of solutions includes Autonomous Security Robots (ASRs), advanced AI-powered detection, emergency communication devices (ECDs), and the cloud-based Knightscope Security Operations Center (KSOC), providing organizations with scalable, 24/7 autonomous protection.

Autonomous Security Robots (ASRs)

Knightscope’s ASRs deliver proactive public safety solutions for diverse environments. Each model is purpose-deployed to enhance deterrence, situational awareness and threat detection:

●	K1 Hemisphere Stationary ASR – Fixed-location presence equipped with license plate, where permitted, ideal for high-traffic areas.
●	K3 Indoor Patrol ASR – Compact and quiet, designed for autonomous indoor security in offices, malls, and commercial buildings.
●	K5 Outdoor Patrol ASR – A high-visibility deterrent with rugged weatherproof capabilities, ideal for patrolling large perimeters.
●	K7 Multi-Terrain ASR – A future product, the K7 ASR is being designed for complex terrains such as large commercial or industrial sites and critical infrastructure.

Each mobile ASR is equipped with LiDAR, thermal imaging, high-definition cameras, and real-time AI-driven threat detection to provide comprehensive safety and security intelligence.

Knightscope Security Operations Center (KSOC)

KSOC serves as the command hub for our ASR fleet, leveraging AI-powered video analytics, automated threat detection, and 24/7 remote monitoring to enhance response times. Key features include:

●	AI-driven incident detection for loitering, trespassing, and anomalies.
●	Automated reporting and analytics to optimize security planning.
●	Integrated emergency communication allowing direct connection between ASRs and human security teams.

Emergency Communication Devices (ECDs) and Solutions

Knightscope is committed to providing comprehensive public safety solutions, including enhanced emergency communication capabilities. Our solar powered K1 Blue Light Towers, Ephones and Emergency Call Boxes offer an immediate lifeline to security personnel, law enforcement, and emergency responders. These systems are strategically deployed in universities, corporate campuses, transit stations, and other public areas to ensure rapid response in critical situations. The Knightscope Emergency Monitoring System (“KEMS”), integrated into our ECDs, includes a self-diagnostic, alarm monitoring software solution that provides system owners with daily reports on the operational status of their emergency devices. The cloud-based application monitors the overall system's health, alerts users to operational issues, provides real-time error detection and diagnostics, and generates system performance reports.

In addition to our physical communication devices, our ASRs are equipped with emergency call buttons, allowing individuals to establish a direct connection with our 24/7 Security Operations Center (SOC). This feature provides a critical communication link during emergencies, enhancing presence and responsiveness.

We continue to advance our autonomous response capabilities, enabling ASRs to navigate to specific locations, assess threats, and relay real-time information to human operators. These systems can broadcast pre-recorded messages, provide live two-way audio communication, and integrate with existing infrastructure to facilitate coordinated response efforts.

We derive our revenue from two primary sources: a) subscription based Machines-as-a-Service (MaaS) offering which includes the ASRs as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades and b) the sale of ECD products and related recurring revenues from KEMS and full-service maintenance contracts.

The Company has incurred net losses since inception. Our net loss was $31.7 million for the year ended December 31, 2024 and $22.1 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $193.2 million. Cash and cash equivalents on hand were $11.1 million as of December 31, 2024, compared to $2.3 million as of December 31, 2023.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 1A. Risk Factors—Risks Related to the Business and the Global Economy—We have not yet generated any profits, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

Our strategy is to try to keep driving a decrease in our overall costs while achieving our overall growth objectives.

As of March 27, 2025, the Company had a total backlog of approximately $1.8 million, comprised of $0.5 million related to ASR orders and $1.3 million related to orders for ECDs.

2024 Developments

In 2024, the Company made strategic decisions that impacted its operations and its capital structure with the goal to establish a foundation to pursue long-term profitable growth and to simplify its corporate structure. In the short-term, our strategic operational initiatives resulted in unfavorable impacts, including a reduction in revenue and an increase in operational costs. However, we firmly believe they are essential investments in our future growth and market positioning and although these decisions have led to lower revenues in the near term, we remain confident in their long-term potential to enhance our competitive advantage, drive sustainable value creation, and position the company for long-term success.

Operational changes

In the first quarter of 2024, Knightscope undertook significant leadership and governance enhancements to better align the Company with its long-term strategic objectives. We appointed a new Chief Financial Officer and appointed independent board members with extensive industry and financial expertise, strengthening oversight and strategic direction. Additionally, throughout the year, we streamlined our management structure by reducing approximately 40% of executive and senior leadership roles, fostering greater efficiency in decision-making and operational execution.

Early in 2024, the Company discovered that quality issues plaguing our K5 ASRs in the field would cost too much to resolve and likely have a negative impact on our client experience. Management made the strategic decision to swap out all impacted ASRs with new ones at no cost to our clients.

As part of our ongoing commitment to operational excellence, we conducted a comprehensive restructuring of the Emergency Communication Division (ECD), which we acquired through the CASE acquisition in 2022. Upon review, it became evident that legacy CASE business processes lacked modern processes, were largely manual, and led to inefficiencies, excessive costs, and financial underperformance. We took decisive action in furtherance of our goal to achieving profitability in the long-term.

To address these challenges, we implemented a series of strategic and structural changes, including:

●	Outsourcing non-core field services to specialized third-party providers to optimize resources and reduce costs.
●	Relocating production from Irvine, CA, to our headquarters in Mountain View, CA, consolidating operations for improved oversight and efficiency.
●	Eliminating redundant and inefficient roles, ensuring that our workforce is optimized for streamlined execution.
●	Reducing real estate footprint by consolidating operations across fewer locations, enhancing cost efficiency.
●	Renegotiating long-term client contracts to align pricing structures with sustainable profitability.

Focus on Innovation

Throughout the year, the Company also expanded its focus on innovation by investing in new product development and enhancing its technological capabilities. To support these initiatives, we increased our R&D headcount and engaged specialized consultants to accelerate the development of key projects such as the K7 ASR. We also invested in advancing our cybersecurity to ensure compliance with federal contract requirements. These strategic investments reflect our commitment to strengthening our product portfolio, meeting evolving customer needs, and positioning the Company for success in the public safety technology industry.

We believe that these transformative measures will deliver long-term operational and financial benefits, even though they have resulted in temporary disruptions to revenue while increasing short-term costs. We anticipate that these impacts will continue into 2025 as we complete the transition and drive further efficiencies across the entire business. However, we believe that these strategic actions position Knightscope for stronger, more sustainable growth and profitability in the years ahead.

Capital Structure

On September 29, 2023, Knightscope filed an Offering Circular with the SEC for up to $10 million in Public Safety Infrastructure Bonds, which was qualified on October 2, 2023. The bonds, priced at $1,000 each, are unsecured, carry a 10% annual interest rate payable on December 31st, and mature five years after issuance. In 2023, the Company issued $1.4 million in bonds, netting approximately $1.2 million after $0.2 million in issuance costs. Between January 1 and March 14, 2024, an additional $2.8 million in bonds were issued, netting approximately $2.6 million after $0.2 million in issuance costs. In total, $4.3 million in bonds were issued, generating net proceeds of approximately $3.9 million after total issuance costs of approximately $0.4 million.

On April 5, 2024, during a special stockholder meeting, shareholders approved an amendment to our Certificate of Incorporation, increasing the authorized shares of Class A Common Stock from 114 million to 228 million. This increase provides greater flexibility for corporate needs, such as financing activities, stock dividends or splits, issuing equity awards, and forming strategic partnerships. Having additional authorized shares allows us to act on opportunities without requiring further stockholder approval. The Board will determine the timing and terms of any future issuances based on the Company’s needs.

On May 15, 2024, in accordance with our Certificate of Incorporation, all outstanding shares of Knightscope’s preferred stock, encompassing both Super Voting and Ordinary Preferred shares, were automatically converted into Class B and Class A common stock, respectively. This conversion was triggered by a written request from holders representing a majority of the voting power of the then-outstanding preferred stock, in accordance with the terms of the Company’s Certificate of Incorporation (the “Automatic Conversion”). Following the Automatic Conversion, no shares of preferred stock remain outstanding.

At its Annual Meeting on August 16, 2024, Knightscope’s stockholders approved the reverse stock split (“RSS”) at a ratio between 1-for-5 and 1-for-50. The Board of Directors subsequently approved a final RSS ratio of 1-for-50, which was implemented on September 13, 2024, with the Class A Common Stock trading on a post-split basis beginning September 16, 2024.

Shareholders at the Annual Meeting also authorized the creation of 40 million preferred shares, designated as “blank check” preferred stock, issuable in one or more series. This authorization empowers the Board of Directors to determine the specific terms, rights, preferences, and limitations of each series of preferred stock without requiring further shareholder action. This strategic flexibility allows the Company to respond effectively to future capital raising opportunities and other corporate needs. In conjunction with this authorization, shareholders also approved ancillary and conforming changes to the Company’s governing documents, including the removal of outdated information about the previously existing preferred stock, which was converted to common stock earlier this year.

In October 2022, Knightscope strategically secured financing through a private placement with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (“Holder”). This transaction involved the issuance of senior secured convertible notes and warrants to purchase up to 22,768 (RSS adjusted) shares of the Company’s Class A Common Stock. These warrants included a critical price adjustment mechanism: should Knightscope issue common stock at a price lower than the then-current warrant exercise price, that exercise price would be reduced, and the number of shares purchasable would be increased, thereby preserving the intrinsic value of the warrants. A registration rights agreement was also executed, obligating Knightscope to register these securities with the SEC.

On August 1, 2024, Knightscope and the Holder executed an Agreement and Waiver, resulting in a significant restructuring of this financial arrangement. The outstanding 2022 Warrants were cancelled in exchange for a new Senior Secured Promissory Note with a principal amount of $3.0 million, due on July 1, 2025. This note is structured for repayment in two tranches: $2.5 million will be repaid in 11 equal monthly installments commencing September 1, 2024, and the remaining $500,000 is due on the earlier of October 15, 2024, or the date upon which Knightscope completes a funding transaction. A change of control provision allows the Holder to demand full repayment upon the public announcement of such an event, continuing for 30 days after its completion. While the August 2024 Note does not bear interest, a default will trigger a 10% per annum interest rate on the outstanding principal until the default is cured or the note is paid in full. As of December 31, 2024, the outstanding principal balance on this note is approximately $1.4 million.

On November 21, 2024, Knightscope announced the pricing of a public offering of Class A Common Stock and pre-funded warrants, projected to generate gross proceeds of approximately $12.1 million. The offering, conducted under an effective shelf registration statement previously filed with the SEC, closed on November 25, 2024. The offering comprised the sale of 393,659 shares of Class A Common Stock and pre-funded warrants to purchase 816,341 shares of Class A Common Stock, at a public offering price of $10.00 per share and $9.999 per pre-funded warrant, respectively, before underwriting discounts and commissions. The pre-funded warrants were immediately exercisable at a nominal price of $0.001 per share and remained exercisable until fully utilized. As of February 11, 2025, the pre-funded warrants were fully exercised. The offering was managed by Titan Partners Group LLC, a division of American Capital Partners, LLC who were also issued underwriter warrants, exercisable commencing 180 days after the agreement date and continuing for a period of five years, to purchase 36,300 shares of Class A Common Stock. These underwriter warrants are exercisable at the price of $18.29 per share.

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

Inventory

Inventory, principally purchased components, is stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is fully expensed to the cost of revenue service line item in our Statement of Operations. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense,  sales and marketing expense, and cost of revenue, net on the Company’s Statements of Operations.  Depreciation expense on finished ASRs was $2.0 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. ASRs, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$2,465	$3,841
ASRs in progress	322	1,575
Finished ASRs	11,790	12,130
	14,577	17,546
Accumulated depreciation on Finished ASRs	(5,812)	(8,701)
ASRs, net	$8,765	$8,845

The components of the Finished ASRs, net at December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
ASRs on lease or available for lease	$10,553	$10,804
Demonstration ASRs	587	607
Research and development ASRs	102	194
Charge boxes	548	525
	11,790	12,130
Less: accumulated depreciation	(5,812)	(8,701)
Finished ASRs, net	$5,978	$3,429

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate the net book value of the assets over the newly determined remaining useful lives. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. None of the Company’s ASRs, property, equipment and software or intangible assets were determined to be impaired during the years ended December 31, 2024 and 2023.

Convertible Preferred Warrant Liability and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock were classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock were contingently redeemable and, therefore, may have obligated the Company to transfer assets at some point in the future. The preferred stock warrants were recorded at fair value upon issuance and were subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants were recorded in the statements of operations. The Company adjusted the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or conversion. On May 15, 2024, the preferred stock warrants converted into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants were reclassified to additional paid-in capital and are no longer subject to remeasurement.

Common stock warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation, which requires that the estimated fair value on the date of grant be determined using the Black-Scholes option pricing model with the fair value recognized over the requisite service period of the awards, which is generally the option vesting period. The Company’s determination of the fair value of the stock-based awards on the date of grant, using the Black-Scholes option pricing model, is affected by the fair value of the Company’s common stock as well as other assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors. Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method of estimating the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company recognizes forfeitures as they occur when calculating stock-based compensation for its equity awards.

Results of Operations

The following table sets forth certain historical statements of operations data (in thousands) and such data as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue
Revenue, net
Service	$7,474	69%	$7,169	56%
Product	3,331	31%	5,628	44%
Total revenue, net	10,805	100%	12,797	100%
Cost of revenue, net
Service	11,626	108%	9,874	77%
Product	2,878	27%	4,947	39%
Total cost of revenue, net	14,504	134%	14,821	116%
Gross loss	(3,699)	(34)%	(2,024)	(16)%
Operating expenses:
Research and development	7,061	65%	6,351	50%
Sales and marketing	5,142	48%	5,179	40%
General and administrative	13,266	123%	12,585	98%
Restructuring charges	510	5%	149	1%
Total operating expenses	25,979	240%	24,264	190%
Loss from operations	(29,678)	(275)%	(26,288)	(205)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	(1,515)	(14)%	4,910	38%
Interest income (expense), net	(423)	(4)%	(551)	(4)%
Other income (expense), net	(118)	(1)%	(189)	(1)%
Total other income (expense)	(2,056)	(19)%	4,170	33%
Net loss before income tax expense	(31,734)	(294)%	(22,118)	(173)%
Income tax expense	—	—%	—	—%
Net loss	$(31,734)	(294)%	$(22,118)	(173)%

Revenue, net

Total revenue, net, of $10.8 million for the year ended December 31, 2024 decreased by $2.0 million compared to the year ended December 31, 2023, primarily in Product revenue due to the company’s decision to restructure its ECD product line, which resulted in significant business disruption as the Company outsourced field services, eliminated positions and consolidated its ECD operations from Irvine, CA to Mountain View, CA. The decrease in Product revenue was partially offset by an increase in Service revenue.

Service revenue, net, which includes revenue generated through MaaS agreements for our ASRs and maintenance and support contracts for our portfolio of ECDs, increased by approximately $0.3 million, or approximately 4%, to $7.5 million, for the year ended December 31, 2024, from $7.2 million for the year ended December 31, 2023. The increase was driven by an increase in the ASR installed base, lower downtime credits and higher revenue from ECD maintenance and support contracts.

Product revenue, net, was $3.3 million for the year ended December 31, 2024, a decrease of $2.3 million or 41% from prior year, primarily from decreased sales of ECDs due to disruptions in production and operations caused by restructuring initiatives.

Cost of revenue, net

Total cost of revenue, net of $14.5 million for the year ended December 31, 2024 declined by $0.3 million or 2% compared to the year ended December 31, 2023 as $1.8 million higher Service cost of revenue was offset by $2.1 million year-over-year decline in Product cost of revenue during the same period.

Service cost of revenue, net, representing the cost of supporting ASR MaaS and maintenance and support agreements related to ECD installations, for the year ended December 31, 2024, was approximately $11.6 million, as compared to approximately $9.9 million for the year ended December 31, 2023, representing an increase of approximately $1.8 million, or 18%.  This was driven by $1.6 million in higher third-party service costs due to outsourcing our field services, $1.2 million in higher scrap costs primarily related to our ASR hot-swap program, and $0.4 million in increased depreciation and amortization expenses; partially offset by a $0.8 million decrease in headcount expense,  $0.4 million lower cellular and other software costs, and $0.2 million savings in rent, utilities and vehicle maintenance expenses compared to the same period in the prior year.

Product cost of revenue, net of approximately $2.9 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively, decreased by $2.1 million or 42% primarily due to $1.8 million in lower volume of sales and $0.4 million in lower warranty costs, which were partially offset by $0.1 million in higher third-party installation fees.

Gross loss

Gross loss for the year ended December 31, 2024 was approximately $3.7 million, as compared to $2.0 million for the year ended December 31, 2023, representing a year-over-year increase of approximately $1.7 million.

Research and development

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
Research and development	$7,061	$6,351	$710	11%
Percentage of total revenue	65%	50%

Research and development (“R&D”) expense for the year ended December 31, 2024 was approximately $7.1 million, or 65% of revenue, compared to R&D expense of $6.4 million, or 50% of revenue, for the year ended December 31, 2023. The year-over-year increase was due to the Company’s continued investment in the development of new products and in cybersecurity capabilities in support of federal contracts through the use of third-party engineering firms which drove an increase of $0.5 million in professional fees and approximately $0.5 million in increased headcount expense partially offset by $0.3 million in general cost savings.

Sales and marketing

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
Sales and marketing	$5,142	$5,179	$(37)	(1)%
Percentage of total revenue	48%	40%

Sales and marketing expense for the year ended December 31, 2024 was approximately $5.1 million and remained relatively flat compared to sales and marketing expense of $5.2 million, for the year ended December 31, 2023.

General and administrative

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
General and administrative	$13,266	$12,585	$681	5%
Percentage of total revenue	123%	98%

General and administrative (“G&A”) expense for the year ended December 31, 2024 was approximately $13.3 million, compared to G&A expense of approximately $12.6 million, for the year ended December 31, 2023. The increase was primarily driven by an increase of approximately $1.2 million in investor relations expense and $1.1 million in higher professional services fees, partially offset by $1.7 million compensation expense savings due to lower headcount.

Restructuring charges

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
Restructuring Charges	$510	$149	$361	242%
Percentage of total revenue	5%	1%

We incurred restructuring charges for the year ended December 31, 2024, of $0.5 million as a result of operational changes made to the ECD portfolio. These changes, primarily driven by our decision to exit our production facilities in Irvine, CA and consolidate all operations in Mountain View, CA, included costs related to headcount reduction across production and field services, lease termination, and other relocation, consolidation and exit costs.

Other income (expense)

	Year Ended
	December 31
	2024	2023	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$(1,515)	$4,910	$(6,425)	(131)%
Interest income (expense), net	(423)	(551)	128	23%
Other income (expense), net	(118)	(189)	71	38%
Total other income (expense)	$(2,056)	$4,170	$(6,226)	(149)%

Change in fair value of warrant and derivative liability

The change in the fair value of warrant and derivative liability for the year ended December 31, 2024 resulting in other income (expense) of approximately ($1.5) million compared to other income of approximately $4.9 million for the year ended December 31, 2023. The change in the fair value of the warrant and derivative liability is attributable to the extinguishment of warrants with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B which occurred on August 1, 2024.

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2024 was approximately ($0.4) million, compared to interest income (expense), net of approximately ($0.6) million for the year ended December 31, 2023. The decrease in interest income (expense), net resulted from paying off the convertible notes in 2023, partially offset by interest and issuance costs on the Bonds that were issued in 2023 and 2024.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2024 was approximately ($0.1) million, as compared to other income (expense), net of ($0.2) million for the year ended December 31, 2023 mainly attributable to the Referral Agreement with Dimension Funding LLC.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had $11.1 million and $2.3 million, respectively, of cash and cash equivalents. As of December 31, 2024, the Company also had an accumulated deficit of $193.2 million, working capital of $6.8 million and stockholders’ equity of $15.8 million. These factors raise substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

We executed a purchase agreement on September 13, 2024 in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates monthly purchases of $40,000 commencing in January 2025 and concluding in August 2026, culminating in a total expenditure of $0.8 million.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(22,453)	$(24,155)
Net cash used in investing activities	(3,178)	(5,122)
Net cash provided by financing activities	34,475	26,849
Net change in cash, cash equivalents and restricted cash	$8,844	$(2,428)

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

Net cash used in operating activities for the year ended December 31, 2024 decreased by $1.7 million to $22.5 million, compared to $24.2 million for the year ended December 31, 2023. The change in fair value of warrant and derivative liabilities accounted for a decrease in cash used in operating activities of $6.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Changes in operating assets and liabilities, net of $5.3 million, also contributed to the decrease in cash used in operating activities for the year ended December 31, 2024 compared to the prior year. These decreases were partially offset by an increase in net loss of $9.6 million, a decrease in stock compensation expense of $1.0 million and an increase in the loss on disposal of ASR of $1.2 million in 2024 compared to the prior year.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the year ended December 31, 2024 was $3.2 million compared to $5.1 million for the year ended December 31, 2023, a decrease of $1.9 million. The decrease was primarily a result of lower investments in ASRs and equipment of $1.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $34.5 million for the year ended December 31, 2024, an increase of approximately $7.6 million as compared to the prior year. Our financing activities for the year ended December 31, 2024, consisted primarily of the issuance and sale of shares of Class A Common Stock pursuant to our at-the-market offering program for net proceeds of approximately $22.7 million, net proceeds from issuance of common stock and pre-funded warrants of approximately $10.8 million and net proceeds from the issuance of Regulation A bonds of approximately $2.6 million, partially offset by a $1.6 million repayment of debt obligations. Our financing activities for the year ended December 31, 2023, consisted primarily of the issuance and sale of shares of Class A Common Stock for net proceeds of approximately $25.9 million, net proceeds from the issuance of Regulation A bonds of approximately $1.2 million, and Class A Common Stock issued as a result of option exercises of approximately $0.3 million, partially offset by a note repayment of approximately $0.6 million.

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

On November 14, 2024, after our non-affiliated public float subsequently rose to an amount greater than $75.0 million, we filed a new prospectus supplement (the “November Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock, in addition to the shares of Class A common stock previously sold, subject to, and in accordance with, SEC rules.

For the year ended December 31, 2024, we issued 1,716,419 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $22.7 million, net of brokerage and placement fees of approximately $0.9 million.

November 2024 Public Offering

On November 21, 2024, Knightscope announced the pricing of a public offering of Class A Common Stock and pre-funded warrants, projected to generate gross proceeds of approximately $12.1 million. The offering, conducted under an effective shelf registration statement previously filed with the SEC, closed on November 25, 2024. The offering comprised the sale of 393,659 shares of Class A Common Stock and pre-funded warrants to purchase 816,341 shares of Class A Common Stock, at a public offering price of $10.00 per share and $9.999 per pre-funded warrant, respectively, before underwriting discounts and commissions. The pre-funded warrants were immediately exercisable at a nominal price of $0.001 per share and remained exercisable until fully utilized. As of February 11, 2025, the pre-funded warrants were fully exercised. The offering was managed by Titan Partners Group LLC, a division of American Capital Partners, LLC who were also issued underwriter warrants, exercisable commencing 180 days after the agreement date and continuing for a period of five years, to purchase 36,300 shares of Class A Common Stock. These underwriter warrants are exercisable at a price of $18.29 per share.

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

Extinguishment of Warrants with Anti-Dilution Features

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 22,768 shares of the Company’s Class A common stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Common Stock (a “Stock Issuance”) at any price per share of Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act and the rules and regulations thereunder. Capitalized terms not defined herein have the meaning assigned to them in the 2022 Purchase Agreement.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”) pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”), in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000, payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity lines of credit). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, require the Company to repay the Note in full, starting from the public announcement of such a Change of Control until 30 days after its completion. The August 2024 Note does not bear interest under normal circumstances; however, if an Event of Default occurs (as defined in the August 2024 Note), the outstanding principal will automatically bear interest at a rate of 10% per annum until the default is resolved or the Note is paid in full. As of March 31, 2025, approximately $0.9 million of the note is outstanding.

Share Increase Amendment

On April 5, 2024, we held a special meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment (the “Share Increase Amendment”) to the Certificate of Incorporation to increase the number of authorized shares of the Company’s Class A Common Stock, par value $0.001 per share from 114,000,000 to 228,000,000 shares. Our Board believes it is in the best interests of the Company and our stockholders to have additional shares available for use as our Board deems appropriate or necessary. As such, the primary purpose of the Share Increase Amendment was to provide the Company with greater flexibility with respect to managing its Class A Common Stock in connection with such corporate purposes as may, from time to time, be  considered advisable by our Board. These corporate purposes could include, without limitation, (i) financing activities, including the at-the-market offering program that we commenced in February 2023, as amended in August 2023, with H.C. Wainwright & Co., LLC as sales agent; (iii) stock dividends or splits; (iv) conversions of convertible securities; (v) issuance of stock options and other equity awards pursuant to our incentive plans; and (vi) establishing strategic relationships. Having an increased number of authorized but unissued shares of Class A Common Stock allows the Company to take prompt action with respect to corporate.

Public Safety Infrastructure Bonds

We filed an Offering Circular dated September 29, 2023 (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance. For the year ended December 31, 2023, we issued Bonds totaling a principal amount of approximately $1.4 million, in aggregate, generating net proceeds to the Company of approximately $1.2 million, net of issuance costs of approximately $0.2 million. We closed the Bond issuance on March 14, 2024 and issued Bonds totaling a principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the period starting January 1, 2024 and ending on March 14, 2024. Overall, we issued Bonds totaling a principal amount of approximately $4.3 million, in aggregate, generating net proceeds to the Company of approximately $3.9 million, net of issuance costs of approximately $0.4 million during the life of the offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data

46

KNIGHTSCOPE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knightscope, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Knightscope, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 31, 2025

KNIGHTSCOPE, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$11,124	$2,282
Restricted cash	102	100
Accounts receivable, net of allowance for credit losses of $139 and $15 as of December 31, 2024 and 2023, respectively	1,731	2,090
Inventory	1,797	2,320
Prepaid expenses and other current assets	345	1,421
Total current assets	15,099	8,213
Autonomous Security Robots, net	8,765	8,845
Property, equipment and software, net	661	857
Operating lease right-of-use-assets	407	1,458
Goodwill	1,922	1,922
Intangible assets, net	1,241	1,557
Other assets	90	122
Total assets	$28,185	$22,974

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,812	$1,858
Accrued expenses	734	1,155
Deferred revenue	1,883	1,741
Operating lease liabilities, current	412	733
Debt obligations, current	1,364	—
Other current liabilities	1,060	1,459
Total current liabilities	8,265	6,946

Non-current liabilities:
Debt obligations, net of debt issuance costs of $316 and $194 as of December 31, 2024 and 2023, respectively	3,952	1,242
Preferred stock warrant liability	—	5,976
Derivative liability	—	271
Other noncurrent liabilities	187	259
Operating lease liabilities, noncurrent	—	711
Total liabilities	12,404	15,405

Commitments and contingencies (Note 9)

Preferred Stock, $0.001 par value; 40,000,000 and 43,405,324 shares authorized as of December 31, 2024 and 2023, 0 and 189,982 shares issued and outstanding as of December 31, 2024 and 2023, respectively; aggregate liquidation preference of $0 and $35,361 as of December 31, 2024 and 2023 respectively (1)	—	34,203

Stockholders’ equity (deficit) (1):
Class A Common Stock, $0.001 par, 228,000,000 and 114,000,000 shares authorized as of December 31, 2024 and 2023, 4,065,347 and 1,603,772 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	2
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of December 31, 2024 and 2023, 336,759 and 187,156 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	208,969	134,822
Accumulated deficit	(193,192)	(161,458)
Total stockholders’ equity (deficit)	15,781	(26,634)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$28,185	$22,974

(1)	Share amounts as of December 31, 2023 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Revenue, net
Service	$7,474	$7,169
Product	3,331	5,628
Total revenue, net	10,805	12,797
Cost of revenue, net
Service	11,626	9,874
Product	2,878	4,947
Total cost of revenue, net	14,504	14,821
Gross loss	(3,699)	(2,024)

Operating expenses:
Research and development	7,061	6,351
Sales and marketing	5,142	5,179
General and administrative	13,266	12,585
Restructuring charges	510	149
Total operating expenses	25,979	24,264

Loss from operations	(29,678)	(26,288)

Other income (expense):
Change in fair value of warrant and derivative liabilities	(1,515)	4,910
Interest income (expense), net	(423)	(551)
Other income (expense), net	(118)	(189)
Total other income (expense)	(2,056)	4,170

Net loss before income tax expense	(31,734)	(22,118)
Income tax expense	—	—
Net loss	$(31,734)	$(22,118)
Basic and diluted net loss per common share	$(10.97)	$(16.77)
Weighted average shares used to compute basic and diluted net loss per share (1)	2,893,634	1,318,676

(1)	Share amounts for the year ended December 31, 2023 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Series m		Series m-2		Series S				Series B		Class A		Class B
	Preferred		Preferred		Preferred		Series A		Preferred		Common		Common				Total
	Stock		Stock		Stock		Preferred Stock		Stock		Stock		Stock		Additional	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity (Deficit)
Balance as of January 1, 2023	37,107	$4,818	3,200	$480	54,295	$21,977	61,723	$1,335	70,712	$7,173	560,585	$1	206,397	$—	95,753	$(139,340)	$(43,586)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,725	—	2,725

Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—

Conversion of debt obligations to Class A Common Stock	—	—	—	—	—	—	—	—	—	—	208,649	—	—	—	8,591	—	8,591

Stock options exercised	—	—	—	—	—	—	—	—	—	—	4,260	—	4,760	—	263	—	263

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—

Proceeds from equity sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	768,067	1	—	—	25,919	—	25,920

Shares issued for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—

Share conversion to Class A Common Stock	(1,514)	(197)	—	—	(1,451)	(587)	(33,355)	(721)	(735)	(75)	62,211	—	(24,001)	—	1,580	—	1,580

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,118)	(22,118)

Balance as of December 31, 2023	35,593	4,621	3,200	480	52,844	21,390	28,368	614	69,977	7,098	1,603,772	2	187,156	—	134,822	(161,458)	(26,634)

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,712	—	1,712

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	2,260	—	18	—	18

Fractional share adjustment due to reverse stock split	—	—	—	—	—	—	—	—	—	—	(7,771)	—	(16)	—	(78)	—	(78)

Offering proceeds, net of issuance costs	—	—	—	—	—	—	—	—	—	—	1,716,419	1	—	—	22,724	—	22,725

Issuance of common stock, and pre-funded warrants sold for cash, net of issuance costs	—	—	—	—	—	—	—	—	—	—	583,656	1	—	—	10,808	—	10,809

Share conversion to common stock	(35,593)	(4,621)	(3,200)	(480)	(52,844)	(21,390)	(28,368)	(614)	(69,977)	(7,098)	169,271	—	147,359	—	34,203	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,734)	(31,734)

Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024		2023
Cash Flows From Operating Activities
Net loss		$(31,734)	$(22,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,617	2,364
Loss on disposal of Autonomous Security Robots		1,180	19
Stock compensation expense		1,712	2,726
Change in fair value of warrant and derivative liabilities		1,515	(4,910)
Accrued interest		(10)	—
Common stock issued in exchange for consulting services		—	385
Amortization of debt discount		71	5
Non-cash interest		—	454
Changes in operating assets and liabilities:
Accounts receivable, net		359	(720)
Prepaid expenses and other current assets		1,076	(457)
Inventory		523	240
Other assets		32	(5)
Accounts payable		950	(599)
Accrued expenses		(411)	(1,258)
Deferred revenue		142	(548)
Other current and noncurrent liabilities		(475)	267
Net cash used in operating activities		(22,453)	(24,155)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots		(3,135)	(4,665)
Purchases of property and equipment		(43)	(457)
Net cash used in investing activities		(3,178)	(5,122)

Cash Flows From Financing Activities
Proceeds from stock options exercised		18	263
Cash paid for fractional shares		(78)	—
Proceeds from equity sale, net of issuance costs		22,725	25,918
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs		2,639	1,237
Proceeds from issuance of common stock and pre-funded warrants sold for cash, net of issuance costs		10,809	—
Repayments of debt obligations		(1,636)	(560)
Share conversion costs		(2)	(9)
Net cash provided by financing activities		34,475	26,849
Net change in cash, cash equivalents and restricted cash		8,844	(2,428)
Cash, cash equivalents and restricted cash at beginning of the period		2,382	4,810
Cash, cash equivalents and restricted cash at end of the period		$11,226	$2,382

Supplemental Disclosure of Non-Cash Financing and Investing Activities
Goodwill adjustment		$—	$578
Conversion of preferred stock to common stock		$34,203	$1,580
Conversion of debt obligations to Class A Common Stock		$—	$8,592
Capital expenditures in accounts payable and other long-term liabilities		$27	$—
Preferred stock warrant reclassification to equity		$4,762	$—
Promissory note issued in exchange for cancellation of Class A Common Stock Warrants		$3,000	$—
Operating lease liabilities arising from obtaining right of use asset	$		$134

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and Emergency Communication Devices (“ECDs”) which include, its newly released Knightscope Emergency Management System (“KEMS”) platform.

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

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $11.1 million as of December 31, 2024, compared to $2.3 million as of December 31, 2023. The Company has historically incurred losses and negative cashflows from operations. As of December 31, 2024, the Company also had an accumulated deficit of $193.2 million, working capital of $6.8 million and stockholders’ equity of $15.8 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

In connection with its listing on the Nasdaq Global Market on January 27, 2022, the Company completed its Regulation A Offering on January 26, 2022, issuing 2,236,619 shares of Class A Common Stock and generating net proceeds of approximately $20.2 million. Following the Company’s listing on Nasdaq on January 27, 2022, in April 2022, Knightscope established a $100 million committed equity facility with B. Riley Principal Capital, LLC, enabling the Company to access capital in its discretion, as required, subject to market conditions. After the Class A Common Stock had been listed for a year, the Company filed a registration statement for up to $20 million for an at-the-market offering agreement on February 1, 2023 with H.C. Wainwright & Co., LLC. In August 2023, the Company filed a new prospectus supplement providing for the offering and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with SEC rules. This facility provides the Company with additional access to capital, as needed, subject to market conditions. On September 29, 2023, the Company filed an Offering Circular (the “Offering Circular”) for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds pursuant to Regulation A of the Securities Act, as amended. The Offering Circular was qualified with the SEC on October 2, 2023. On April 8, 2024, the Company filed a prospectus supplement (the “April Prospectus Supplement”), relating to the issuance and sale from time to time of up to $6.4 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On June 7, 2024, the Company filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. The Company’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations or discontinue operations completely. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split

On August 16, 2024, the Company held an annual meeting of stockholders at which the Company’s stockholders approved, among other items, amendments to the Company’s Certificate of Incorporation, to effect a reverse stock split of the Company’s Class A Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Company’s Board of Directors (the “Board”) in its discretion, subject to the Board’s authority to abandon such amendments (the “Class A Reverse Stock Split Amendment”), and effect a reverse stock split of the Company’s Class B Common Stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50 (which ratio shall be the same ratio as the reverse stock split determined by the Board with respect to the Class A Common Stock), as determined by the Board in its discretion, subject to the Board’s authority to abandon such amendments (the “Class B Reverse Stock Split Amendment” and, together with the Class A Reverse Stock Split Amendment, the “Reverse Stock Split Amendment”). The Reverse Stock Split Amendment was described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 5, 2024. The Board had previously approved the Reverse Stock Split Amendment. On September 4, 2024, the Board selected a reverse stock split of the Class A Common Stock at a final ratio of 1-for-50 and a reverse stock split of the Class B Common Stock at a final ratio of 1-for-50 and abandoned all other reverse stock split amendments at different ratios. On September 13, 2024, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split Amendment. The Reverse Stock Split Amendment became effective at 5:00 p.m. Eastern Time on the date of filing of the related Certificate of Amendment.  No fractional shares of either Class A Common Stock or Class B Common Stock were issued if, as a result of the Reverse Stock Split Amendment, a stockholder would otherwise have become entitled to a fractional share because the number of shares of Class A Common Stock or Class B Common Stock, as applicable, that they held before the Reverse Stock Split Amendment was not evenly divisible by the split ratio; instead, each stockholder received a cash payment in lieu of such fractional share based on the closing price per share as reported by The Nasdaq Capital Market on September 13, 2024, which totaled approximately $78. All stock options outstanding under the Company’s Equity Incentive plan immediately prior to the Reverse Stock Split Amendment were adjusted by dividing the number of affected shares of common stock by 50 and, as applicable, multiplying the exercise price by 50. All share and per-share amounts in these financial statements have been restated to reflect the Reverse Stock Split Amendment as if it had occurred at the beginning of the earliest period presented.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information on a basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to sellers and buyers based in the United States.

Comprehensive Loss

Comprehensive loss is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for years ended December 31, 2024 and 2023.

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

Restricted Cash

The Company has restricted cash as collateral for the Company’s corporate credit card program. As of December 31, 2024 and 2023, the carrying value of restricted cash was $0.1 million.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company monitors the credit exposure of its cash, cash equivalents, and restricted cash balances by reviewing the credit worthiness of the financial institutions in which it holds its cash. Such reviews may result in the Company moving its cash to banks with more solid balance sheets. Cash, cash equivalents, and restricted cash deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, the Company has not experienced any losses on such accounts. As of December 31, 2024 and 2023, the Company had cash, cash equivalent, and restricted cash balances exceeding Federal Deposit Insurance Corporation (“FDIC”) insured limits by $11.0 million and $2.1 million, respectively. The Company intends to monitor the stability of the financial institutions in which it keeps its liquid funds in order to mitigate against the exposure to loss of funds and delays in accessing cash.

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface KSOC as well as the sale of ECDs. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $139 allowance for credit losses on its accounts receivable as of December 31, 2024 compared to an allowance of $15 on its accounts receivable balance as of December 31, 2023.

As of December 31, 2024, the Company had one client whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable (13%) compared with one client as of December 31, 2023 (34%).

For the year ended December 31, 2024, the Company had no clients who individually accounted for 10% or more of the Company’s total revenue, net compared with two clients who individually accounted for 10% of total revenue, net for the year ended December 31, 2023 (11%, 10%).

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

	December 31,	December 31,
	2024	2023
Raw materials	$1,539	$2,112
Work in process	123	82
Finished goods	135	126
	$1,797	$2,320

Prepaid expenses and other current assets

Prepaid and other current assets is comprised of the following:

	December 31,
	2024	2023
Prepaid expense	$259	$488
Research and development tax credit	86	376
Prepaid inventory	—	123
Other receivables	—	362
Other current assets	—	72
	$345	$1,421

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales and marketing expense, and cost of revenue, net in the Company’s Statements of Operations.   Depreciation expense on finished ASRs was to $2.0 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

In the first quarter of 2024, the Company discontinued the K5 v3 machines and as a result, wrote off approximately $1.1 million against service cost of revenue, net for the year ended December 31, 2024.

ASRs, net, consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$2,465	$3,841
ASRs in progress	322	1,575
Finished ASRs	11,790	12,130
	14,577	17,546
Less: accumulated depreciation on Finished ASRs	(5,812)	(8,701)
ASRs, net	$8,765	$8,845

The components of the Finished ASRs, net, are as follows:

	December 31,	December 31,
	2024	2023
ASRs on lease or available for lease	$10,553	$10,804
Demonstration ASRs	587	607
Research and development ASRs	102	194
Charge boxes	548	525
	11,790	12,130
Less: accumulated depreciation	(5,812)	(8,701)
Finished ASRs, net	$5,978	$3,429

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

Property, equipment, and software, net as of December 31, 2024 and 2023 were as follows:

	December 31
	2024	2023
Computer equipment	$251	$258
Software	8	8
Furniture, fixtures and equipment	1,263	1,245
Leasehold improvements	54	46
	1,576	1,557
Accumulated depreciation and amortization	(915)	(700)
Property, equipment and software, net	$661	$857

Depreciation and amortization expense on property, equipment and software is included in research and development expenses, cost of revenue, net, and sales and marketing expense on the Company’s Statements of Operations. Depreciation and amortization expense on property, equipment and software was $262 and $208 for the years ended December 31, 2024 and 2023, respectively.

Goodwill and Acquired Intangible Assets

The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill annually, during the fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Since inception through December 31, 2024, the Company has not had any goodwill impairment.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. Management reviewed the Company‘s ASRs, property, equipment, software and intangible assets and no assets were determined to be impaired for the years ended December 31, 2024 and 2023.

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

The adjustments due to the adoption of ASC 842 primarily related to the recognition of an operating lease ROU asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease ROU asset and liability were recognized at the adoption date of ASC 842, based on the present value of lease payments over the remaining lease term. In determining the net present value of lease payments, the Company used its borrowing rate of 12.0% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2024, the Company’s incremental borrowing rate for its real estate operating leases range from 5.75% to 15% dependent upon the weighted average remaining lease term of 0.7 years for the Company’s leased properties.

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

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Sales tax	$378	$364
Warranty liability	364	406
Customer deposits	82	239
Other	236	450
	$1,060	$1,459

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

Change in the warranty liability for the years ended consisted of the following:

	December 31,
	2024	2023
Balance January 1,	$406	$145
Provision for warranties issued	275	675
Warranty services provided	(317)	(414)
	$364	$406

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Legal, consulting and financial services	$58	$117
Payroll and payroll taxes	364	604
Credit cards	128	244
Accrued interest	—	10
Other	184	180
	$734	$1,155

Convertible Preferred Warrant Liability and Common Stock Warrants

Freestanding warrants to purchase shares of the Company’s preferred stock were classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of preferred stock were contingently redeemable and, therefore, may have obligated the Company to transfer assets at some point in the future. The preferred stock warrants were recorded at fair value upon issuance and were subject to remeasurement to their respective estimated fair values. At the end of each reporting period, changes in the estimated fair value of the preferred stock warrants were recorded in the statements of operations. The Company adjusted the liability associated with the preferred stock warrants for changes in the estimated fair value until the earlier of the exercise or conversion. On May 15, 2024, the preferred stock warrants converted into warrants to purchase common stock and any liabilities recorded for the preferred stock warrants were reclassified to additional paid-in capital and are no longer subject to remeasurement.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

	December 31, 2024	December 31, 2023
Deferred revenue - short term	$1,883	$1,741
Revenue recognized in the year ended related to amounts included in deferred revenue at the beginning of the period	$1,576	$1,466

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Year Ended December 31
	2024			2023
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$84	$4,239	$4,323	$153	$4,036	$4,189
ECDs	5,767	715	6,482	8,330	278	8,608
Total	$5,851	$4,954	$10,805	$8,483	$4,314	$12,797

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

The shipping and handling costs recorded within cost of revenue, net totaled approximately $315 and $275 for the years ended December 31, 2024 and 2023, respectively. Shipping and handling costs recorded within sales and marketing was insignificant for the years ended December 31, 2024 and 2023, respectively.

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

Advertising Costs

Advertising costs are recorded in sales and marketing expense in the Company’s statements of operations as incurred. Advertising expense was $1.5 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2024 consist of the following:

	December 31,
	2024	2023
Series A Preferred Stock (convertible to Class B Common Stock)	—	28,368
Series B Preferred Stock (convertible to Class B Common Stock)	—	69,977
Series m Preferred Stock (convertible to Class A Common Stock)	—	35,593
Series m-2 Preferred Stock (convertible to Class B Common Stock)	—	3,200
Series S Preferred Stock (convertible to Class A Common Stock)	—	52,844
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	22,769
Warrants to purchase Series m-3 Preferred Stock (convertible to Class A Common Stock)	—	28,656
Warrants to purchase Series S Preferred Stock (convertible to Class A Common Stock)	—	58,836
Stock options	296,391	201,388
Total potentially dilutive shares	482,802	501,631

The weighted average number of shares of common stock outstanding as of December 31, 2024 includes the weighted average effect of the 816,341 pre-funded warrants issued in connection with the November Offering (as defined in Note 5  - Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of December 31, 2024, 190,007 of the pre-funded warrants have been exercised for 189,997 shares of Class A Common Stock; and 626,334 outstanding pre-funded warrants as of that date are not included in the table above.

As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and 2023, diluted net loss per share of Class A and Class B Common Stock is the same as basic net loss per share for each year.

Accounting Pronouncements Adopted in 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment expands financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard on a retrospective basis for the fiscal 2024 annual period, and for interim periods beginning January 1, 2025.  The adoption did not have a material impact on the Company’s financial statements and is limited to financial statement disclosures.

Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The amendment is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standards on the financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires entities to disclose specified information about certain expenses in the notes to the financial statements, including employee compensation. It is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after

December 15, 2027 with early adoption permitted. Management does not believe the implementation of this standard will have a material impact on the Company’s financial statements.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liability. The inputs used in estimating the fair value of the warrant liability are described in Note 5 - Capital Stock and Warrants.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2024 and 2023 and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash equivalents and restricted cash
Money market funds	$10,638	$10,638	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash equivalents and restricted cash
Money market funds	$1,104	$1,104	$—	$—
Liabilities
Warrant liability – Series m-3 Preferred Stock	$284	$—	$—	$284
Warrant liability – Series s Preferred Stock	$5,692	$—	$—	$5,692
Derivative liability – Class A common stock warrants	$271	$—	$—	$271

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

As of December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liability during the years ended December 31, 2024 and 2023, which were measured at fair value on a recurring basis:

Warrant and Derivative Liabilities
Balance as of January 1, 2023	$11,157
Warrant cancellations	(308)
Revaluation of Common Stock warrants	(875)
Revaluation of Series s and Series m-3 Preferred Stock warrants	(3,727)
Balance as of December 31, 2023	6,247
Warrant cancellations	(3,000)
Revaluation of Common Stock warrants	2,729
Reclassification of Series s and Series m-3 Preferred Stock warrants	(4,762)
Revaluation of Series s and Series m-3 Preferred Stock warrants	(1,214)
Balance as of December 31, 2024	$—

NOTE 3: Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.3 million during the year ended December 31, 2022 related to the Case Emergency Systems (“CASE”) acquisition.  During the year ended December 31, 2023, an out of period adjustment of $0.6 million was recorded, bringing the total goodwill recorded pursuant to the CASE acquisition to $1.9 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the years ended December 31, 2024 and 2023.

The following table sets forth a summary of the changes in goodwill:

Balance as of January 1, 2023	$1,344
Out of period adjustment	578
Balance as of December 31, 2023 and 2024	$1,922

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		December 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(437)	$553
Customer relationships	8	950	(262)	688
Total		$1,940	$(699)	$1,241

		December 31, 2023
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(239)	$751
Customer relationships	8	950	(144)	806
Total		$1,940	$(383)	$1,557

Intangible assets amortization expense was recorded as follows:

	December 31,	December 31,
	2024	2023
Cost of revenue	$197	$198
Sales and marketing	119	301
Total intangible asset amortization	$316	$499

As of December 31, 2024, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2025	$317
2026	317
2027	275
2028	118
2029	119
2030 and thereafter	95
Total	$1,241

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

August 2024 Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”), excluding an At The Market (“ATM”) offering, at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and the number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500,000 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary ATM offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

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

As of December 31, 2024, the outstanding balance of the August 2024 Note is $1.4 million and is included in the current portion of debt obligations.

The amortized carrying amount of the debt obligations consists of the following:

	December 31,	December 31,
	2024	2023
Bonds, net of unamortized issuance costs of $316 and $194, respectively	$3,952	$1,242
August 2024 Note	1,364	—
Total debt	5,316	1,242
Less: current portion of debt obligations	(1,364)	—
Non-current portion of debt obligations	$3,952	$1,242

The Company issued Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the year ended December 31, 2024.

NOTE 5: Capital Stock and Warrants

On May 15, 2024 (“the Preferred Stock Conversion Date”), pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation as amended to date (the “Certificate of Incorporation”), each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B Common Stock and each share of the Company’s Ordinary Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding (the “Automatic Conversion”). As a result of the Automatic Conversion, there were no shares of Preferred Stock outstanding after the Preferred Stock Conversion Date.

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

Pre-funded Warrants

On November 21, 2024, the Company priced a public offering (the “November offering”) of Class A Common Stock (and pre-funded warrants issued in lieu thereof) for gross proceeds of approximately $12.1 million. The pre-funded warrants were exercisable immediately on the date of issuance at an exercise price of $0.001 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. The securities in the November offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on February 1, 2023, and subsequently declared effective on February 8, 2023 (File No. 333-269493) (the “Registration Statement”), the base prospectus contained in the Registration Statement, as supplemented by the preliminary prospectus supplement, dated November 21, 2024 (the “Prospectus Supplement”), and a final prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act. The November offering closed on November 25, 2024.

The November offering was conducted pursuant to an underwriting agreement (the “Agreement”) between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC, as the sole bookrunner (the “Underwriter”), that was entered into on November 21, 2024. Pursuant to the Agreement, the Company sold 393,659 shares of Class A Common Stock and pre-funded warrants to purchase 816,341 shares of Class A Common Stock in the November offering at a public offering price of $10.00 per share and $9.999 per pre-funded warrant, less underwriting discounts and commissions. The Company also granted the Underwriter a 30-day option to purchase up to an additional 181,500 shares of Class A Common Stock (or pre-funded warrants) from the Company at the public offering price, less underwriting discounts and commissions. The Company also agreed to issue to the Underwriter a warrant to purchase 36,300 shares of Class A Common Stock and 3% of the securities sold upon the exercise of the Underwriter’s overallotment option, which such warrant is exercisable commencing 180 days after the date of the Agreement, and will be exercisable for a period of five years from the date of the Agreement, at an exercise price of $18.29 per share. The material terms of the November offering are described in the Registration Statement and the Prospectus Supplement. The Agreement contains customary representations, warranties and agreements of the Company. The Company also agreed in the Agreement to indemnify the Underwriter against certain liabilities

A summary of the Company’s outstanding warrants as of December 31, 2024, is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Prefunded Warrants)	626,334	$0.001	None
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding warrants or stock options as follows:

December 31,
2024
Stock options to purchase common stock	296,391
Warrants outstanding for future issuance of common stock	812,745
Stock options available for future issuance	92,020
Total shares of Class A Common Stock reserved	1,201,156

ATM Offering Program

In February 2023, the Company commenced an ATM offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing the Company to offer and sell from time to time up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of the Company’s non-affiliated public float in any 12 month period unless the Company’s non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On April 8, 2024, the Company filed a prospectus supplement (the “April Prospectus Supplement”), relating to the issuance and sale from time to time of up to $6.4 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On June 7, 2024, the Company filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On November 14, 2024, after our non-affiliated public float subsequently rose to an amount greater than $75.0 million, we filed a new prospectus supplement (the “November Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock, in addition to the shares of Class A common stock previously sold, subject to, and in accordance with, SEC rules. During the year ended December 31, 2024, the Company issued 1,716,419 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $22.7 million, net of brokerage and placement fees of approximately $0.9 million.

NOTE 6: Stock-Based Compensation

Equity Incentive Plans

In April 2014, the Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) allowing for the issuance of up to 40,000 shares of common stock through grants of options, stock appreciation rights, restricted stock or restricted stock units. In December 2016, the 2014 Plan was terminated, and the Company’s Board of Directors adopted a new equity incentive plan defined as the 2016 Equity Incentive Plan (the “2016 Plan”) in which the remaining 38,720 shares available for issuance under the 2014 Plan at that time were transferred to the Company’s 2016 Plan. Awards outstanding under the 2014 Plan at the time of the 2014 Plan’s termination will continue to be governed by their existing terms. The shares underlying any awards that are forfeited or repurchased by the Company under the 2014 Plan, on or after the 2014 Plan’s termination will be added back to the shares of common stock available for issuance under the Company’s 2016 Plan. The 2016 Plan provides for the granting of stock awards such as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or restricted stock units to employees, directors and outside consultants as determined by the Board of Directors.

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

The Board of Directors may grant stock options under the 2022 Plan at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The options generally have a term of ten years from the grant date. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all of the Company’s classes of stock, are granted at an exercise price of not less than 110% of the fair market value of the Company’s common stock. The maximum term of incentive stock options granted to employees who, on the date of grant, own stock having more than 10% of the voting power of all the Company’s classes of stock, may not exceed five years. The Board of Directors also determines the terms and conditions of awards, including the vesting schedule and any forfeiture provisions. Options granted under the 2022 Plan may vest upon the passage of time, generally four years, or upon the attainment of certain performance criteria established by the Board of Directors. The Company may from time-to-time grant options to purchase common stock to non-employees for advisory and consulting services. At each measurement date, the Company will remeasure the fair value of these stock options using the Black-Scholes option pricing model and recognize the expense ratably over the vesting period of each stock option award. Stock options comprise all of the awards granted since the 2022 Plan’s inception.

Stock option activity under all of the Company’s equity incentive plans as of December 31, 2024 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of January 1, 2023	70,781	201,622	$155.50	7.61	$82
2022 Equity incentive plan increase	38,349
Granted	(43,806)	43,806	50.50
Exercised	—	(9,020)	29.00
Forfeited	35,036	(35,036)	171.00
Expired	—	—
2022 Equity incentive plan decrease	(98,357)	—
Available and outstanding as of December 31, 2023	2,003	201,372	135.77	7.14	$141
2022 Equity incentive plan increase	187,296
Granted	(183,600)	183,600	17.79
Exercised	—	(2,260)	8.00
Forfeited	86,301	(86,301)	187.22
Expired	20	(20)	8.00
Available and outstanding as of December 31, 2024	92,020	296,391	$50.50	7.97	$26
Vested and exercisable as of December 31, 2024		99,442	$86.23	5.46	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $12.62 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $37 thousand and $0.2 million, respectively. The fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $1.4 million and $3.4 million, respectively.

The determination of the fair value of options granted during the years ended December 31, 2024 and 2023 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	December 31,
	2024	2023
Risk-free interest rate	4.22%	4.00%
Expected dividend yield	—%	—%
Expected volatility	54.29%	54.39%
Expected term (in years)	5.7	5.8

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $11.23 and $27.50 per share, respectively.

As of December 31, 2024, the Company had unamortized stock-based compensation expense of $2.7 million that will be recognized over the average remaining vesting term of options of 1.57 years.

Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and do not anticipate issuing any dividends in the future.

A summary of stock-based compensation expense recognized in the Company’s statements of operations is as follows:

	Year Ended
	December 31,
	2024	2023
Cost of revenue, net	$208	$358
Research and development	565	397
Sales and marketing	157	221
General and administrative	782	1,750
Total	$1,712	$2,726

NOTE 7: Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2024 and 2023, the Company has made no matching contributions.

NOTE 8:  Income Taxes

The Company has incurred cumulative U.S. net operating losses since inception.

Income tax expense consisted of the following:

Year Ended
December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total current expense	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Total income tax expense	$—	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate of 21% is as follows:

	2024	2023
Provision at statutory rate	21.0%	21.0%
Stock-based compensation	(1.9)	(2.0)
Convertible notes	—	(0.4)
Fair value adjustment	(1.0)	4.7
Change in valuation allowance	(19.0)	(24.6)
Research and development credits	1.0	1.6
Other	(0.1)	(0.3)
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$40,925	$34,157
Research and development credit carryforwards	3,054	2,599
Stock-based compensation	290	604
Accruals and other	249	113
Lease liability	108	388
Property, equipment and software	123	93
Amortization	162	198
Capitalized research and experimental expenses	2,758	2,218
Other	10	11
Total deferred tax assets	47,679	40,381
Valuation allowance	(47,573)	(39,989)
Deferred tax assets recognized	106	392
Deferred tax liabilities:
Right of use asset	(106)	(392)
Total deferred tax liabilities	(106)	(392)
Net deferred taxes	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2024 and 2023, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized and, as a result, the Company recorded a full valuation allowance for its deferred tax assets. The valuation allowance increased $7.6 million and $7.3 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $153.3 million of which $23.3 million begin to expire in 2033 and $130.0 million can be carried over indefinitely. As of December 31, 2024, the Company had federal research and development tax credits of approximately $2.1 million which begin to expire in 2033.

As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $124.4 million which begin to expire in 2027. As of December 31, 2024, the Company had state research and development tax credits of approximately $2.0 million, which do not expire.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more likely than not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

	2024	2023
Unrecognized tax benefits as of the beginning of the year	$544	$430
Increases related to prior year tax provisions	—	12
Decrease related to prior year tax provisions	(6)	—
Increase related to current year tax provisions	93	102
Statute lapse	—	—
Unrecognized tax benefits as of the end of the year	$631	$544

The Company’s unrecognized tax benefits as of December 31, 2024 relate entirely to research and development credits. The total amount of unrecognized tax benefits as of December 31, 2024 is $0.6 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company’s policy is to recognize interest and penalties to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest or penalties related to unrecognized tax benefits as of December 31, 2024. The Company does not anticipate any significant change within twelve months of this reporting date.

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

The components of leases and lease costs are as follows:

	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$407	$1,458

Operating lease liabilities, current portion	$412	$733
Operating lease liabilities, non-current portion	—	711
Total operating lease liabilities	$412	$1,444

Operating lease costs	$989	$1,027

As of December 31, 2024, future minimum operating lease payments for the year is as follows:

Years ending December 31,	Amount
2025	$428
Total future minimum lease payments	428
Less – Interest	(16)
Present value of lease liabilities	$412

Weighted average remaining lease term is 0.7 years. The weighted average discount rate of 12.81% ranges from 5.75% to 15.0% dependent upon the assets underlying the operating lease and its term.

Rent expense totaled $1.0 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively, included in the Company’s statements of operations. There were two month to month lease agreements for the year ended December 31, 2024.  There were three month to month lease agreements and one lease agreement with a lease term of less than 12 months for the year ended December 31, 2023.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates monthly purchases of $40 thousand commencing in January 2025 and concluding in August 2026, culminating in a total expenditure of $0.8 million.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of December 31, 2024 that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of December 31, 2024 and 2023.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax in conjunction with the Financing Arrangement of the Company’s ASRs with Farnam and use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of approximately $0.4 million as of December 31, 2024 and 2023, which has been included in other current liabilities on the accompanying balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 10: Segment Information

Management identifies reportable segments based on how it manages the Company’s operations. As such, the Company operates as one segment for reporting purposes. The accounting policies of the Company’s segment are the same as those described in Note 1.

The CODM assesses performance at a Company level and decides how to allocate resources based on net loss. The measure of segment assets is reported on the balance sheet as total assets. The measure of significant segment expenses is listed on the statement of operations. The CODM evaluates performance and allocates resources for its reportable segment using segment income or loss. This metric is used to evaluate the overall financial performance of the segment, make operational and strategic decisions, prepare our annual plan, and allocate resources.

NOTE 11: Subsequent Events

ATM offering program

From January 1, 2025 through March 31, 2025 the Company issued 1,247,836 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $7.4 million, net of brokerage and placement fees of approximately $0.2 million pursuant to the August Prospectus Supplement.

Pre-funded warrants

As of February 11, 2025, the pre-funded warrants were fully exercised.

Registered Direct Offering of Common Stock

On March 28, 2025, the Company entered into definitive agreements for the sale of an aggregate of 625,000 shares of Class A Common Stock at a sale price of $2.75 per share in a registered direct offering. The offering is expected to close on or about March 31, 2025, subject to the satisfaction of customary closing conditions. The gross proceeds to the Company from the offering are expected to be approximately $1.7 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Company currently intends to use the net proceeds from the offering for working capital and general corporate purposes. These shares are being offered and sold by the Company pursuant to a shelf registration on Form S-3 which was initially filed with the SEC on February 1, 2023, and subsequently declared effective on February 8, 2023 (File No. 333-269493).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None

(b)Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The remaining information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 annual meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 annual meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 annual meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 annual meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 annual meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Balance Sheets

Statements of Operations

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

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

3.7	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
4.1†	Description of Registered Securities.
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

10.6*

Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024 -11680)).

10.7*

Amendment No. 1 to Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and William Santana Li (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2023 (File No. 001-41248)).

10.8*	Employment Agreement between the Company and Apoorv Dwivedi (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K (File No. 001-41248) filed on April 1, 2024).
10.9*

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

10.11†*	Separation and General Release Agreement, dated January 7, 2025, between Knightscope, Inc. and Stacy Dean Stephens
10.12*	Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-41248) filed on April 1, 2024)
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

10.19

Agreement and Waiver dated August 1, 2024, by and between the Company and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41248) filed on August 7, 2024).

10.20	Secured Promissory Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-41248) filed on August 7, 2024).
19.1†	Knightscope, Inc. Insider Trading Policy
23.1†	Consent of BPM LLP.

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

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†*	Knightscope, Inc. Incentive Compensation Recovery Policy
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Inline Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
+	Furnished herewith.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

KNIGHTSCOPE, INC.
By:	/s/ William Santana Li
William Santana Li
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ William Santana Li	Chairman, Chief Executive Officer, and President
William Santana Li	(Principal Executive Officer)	March 31, 2025

/s/ Apoorv Dwivedi	Executive Vice President and Chief Financial Officer	March 31, 2025
Apoorv Dwivedi	(Principal Financial and Accounting Officer)

/s/ William Billings	Director	March 31, 2025
William Billings

/s/ Robert Mocny	Director	March 31, 2025
Robert Mocny

/s/ Melvin Torrie	Director	March 31, 2025
Melvin Torrie