Form 10-K/A
period 2024-12-31
Knightscope, Inc.
filed 2025-04-30
CIK 1600983

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Market on such date was approximately $35 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 29, 2025, there were 6,564,466 shares of the registrant’s Class A Common Stock and 336,759 shares of the registrant’s Class B Common Stock outstanding.

Documents Incorporated by Reference

None.

Auditor Name	Auditor Location	Auditor Firm ID
BPM LLP	San Jose, California	PCAOB ID: 207

EXPLANATORY NOTE

Knightscope, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K as well as to update certain exhibits required by Item 15 of Form 10-K and add XBRL content required by the foregoing.  The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year as well as to update certain exhibits required by Item 15 of Form 10-K and add XBRL content required by the foregoing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment No. 1 to file new certifications by our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Additionally, the Company is updating certain exhibits that are required by Item 15, and adding XBRL content required by the foregoing. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and members of our Board of Directors is set forth below.

Name	Title/Position	Age
William (“Bill”) Santana Li	Chairman, Chief Executive Officer and President	55
Apoorv S. Dwivedi	EVP, Chief Financial Officer, and Secretary	44
Mercedes Soria	EVP and Chief Intelligence Officer / Chief Information Security Officer (“CISO”)	51
Aaron J. Lehnhardt	EVP and Chief Design Officer	52
William (“Will”) G. Billings (1)(2)	Director	49
Robert (“Bob”) A. Mocny (1)(2)	Director	67
Melvin (“Mel”) W. Torrie (1)(2)	Director	55
(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.

Executive Officers

William ("Bill") Santana Li has served as Chairman and Chief Executive Officer of Knightscope, Inc. since co-founding the company in April 2013, and was appointed President in January 2024. He is a seasoned executive and entrepreneur with over 30 years of leadership experience in the automotive and technology sectors. Mr. Li began his career at Ford Motor Company, where he held a range of engineering, product strategy, and M&A roles across global markets. He later founded and served as Chief Operating Officer of GreenLeaf LLC, a Ford subsidiary, where he led the company to become the world’s second-largest automotive recycler. Following his tenure at Ford, Mr. Li served as President and CEO of Model E Corporation, a venture-backed automotive startup, and subsequently as Chairman and CEO of Carbon Motors Corporation, which focused on specialty vehicle development for law enforcement. Mr. Li holds a Bachelor of Science in Electrical Engineering from Carnegie Mellon University and an MBA from the University of Detroit Mercy. He is married to Mercedes Soria, Knightscope’s Executive Vice President and Chief Intelligence Officer/CISO.

Apoorv S. Dwivedi has served as Executive Vice President and Chief Financial Officer of Knightscope, Inc. since January 2024, and was appointed Secretary in April 2024. He brings over 20 years of financial leadership experience spanning capital markets, corporate finance, strategic planning, and operational execution across both public and private companies. From 2022 to 2023, Mr. Dwivedi served as Chief Financial Officer of Nxu, Inc. a company he took public. Prior to Nxu, Mr. Dwivedi served as Director of Finance at Cox Automotive, where he led the financial operations for the Manheim Logistics business. His previous roles include Director of Presales in the finance solutions group at Workiva, and several senior finance positions at General Electric Company from 2010 to 2017 across its GE Capital and GE Industrial businesses. Mr. Dwivedi began his career at ABN AMRO and later helped establish one of the first data analytics teams at Sears Holdings Company, positioning him at the intersection of finance and technology early in his career. He holds a Bachelor’s degree in Finance from Loyola University Chicago and an MBA from the Yale School of Management.

Mercedes Soria has served as our EVP and Chief Intelligence Officer since May 2013 and our CISO since April 2024, and has been with Knightscope since April 2013. Ms. Soria is a technology professional with over 15 years of experience in systems development, life cycle management, project leadership, software architecture and web applications development. Ms. Soria led IT strategy development at Carbon Motors Corporation from 2011 until 2013. From 2002 to 2010, Ms. Soria was Channel Manager and Software Development Manager for internal operations at Deloitte & Touche LLP. From 1998 to 2002, Ms. Soria worked as a software developer at Gibson Musical Instruments leading the effort to establish its online presence. Ms. Soria obtained Bachelor and Master’s degrees in Computer Science from Middle Tennessee State University with honors, as well as an Executive MBA from Emory University. She is also a certified Six Sigma green belt professional and a member of the Society of Hispanic Professional Engineers. She is married to William Santana Li, the Company’s Chairman, Chief Executive Officer and President.

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

William (“Will”) G. Billings has served as a director since February 2024. He has served as the Chief Accounting Officer of Chewy, Inc. since August 2024, where he is responsible for overseeing the company’s accounting operations. He previously served as the Vice President of Finance and Chief Accounting Offier of GlobalFoundries, one of the world’s leading semiconductor manufacturers, from November 2021 until July 2024, where he is responsible for overseeing the company’s global finance and accounting operations. Prior to joining GlobalFoundries, from August 2021 to November 2021, Mr. Billings was Vice President of Accounting and Chief Accounting Officer at Coursera, an online course provider. Before that, he served as the Global Corporate Controller of Airbnb, Inc., an online marketplace for lodging and tourism activities, from July 2019 to August 2021. Prior to that, Mr. Billings served as Vice President of Finance and Global Controller at World Fuel Services Corporation, an energy, commodities, and services company, from November 2015 to July 2019. From November 2013 to October 2015, Mr. Billings served as Global Technical Controller of General Electric Company, a multinational energy, equipment, solutions and services company. Mr. Billings is a certified public accountant and holds a Bachelor of Science degree in accounting from Southern University A&M and a Master of Business Administration degree from Rice University. The Board believes Mr. Billings is qualified to serve on the Board due to his significant finance, accounting, and operations experience.

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

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Compliance Policy governing the purchase, sale and other dispositions of our securities that applies to Company personnel, including directors, officers, employees, and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Amendment No. 1.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company’s website at https://ir.knightscope.com/corporate-governance/governance-overview.

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

				Option
				Awards	Total
Name and Principal Position	Year	Salary ($)	Bonus(2)	($)(1)	($)
William Santana Li	2024	505,000	500,000	1,218,800	2,223,800
Chairman, Chief Executive Officer and President	2023	493,346	—	586,031	1,079,377

Apoorv Dwivedi	2024	332,500	—	960,000	1,292,500
EVP, Chief Financial Officer and Secretary

Mercedes Soria	2024	350,000	—	360,000	710,000
EVP and Chief Intelligence Officer/CISO	2023	341,922	—	199,130	541,052
(1)	Amounts reflect the aggregate grant date fair value of stock option grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Accounting Standards Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 6 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)	Amounts represent annual cash incentive bonuses earned by our named executive officers based on the achievement of certain pre-established metrics, as described below in the section titled “Annual Bonuses”. Despite partial achievement of performance goals in 2023, no bonuses were ultimately paid in 2024 with respect to 2023 performance, following the Board’s decision in March 2024.

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

In 2024, the base salaries of Mr. Li and Ms. Soria were $505,000 and $350,000, respectively. Starting in January 2024, the base salary of Apoorv S. Dwivedi was $350,000.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and are designed to reward performance of our named executive officers individually. For 2024, the annual bonus metrics were tied to cash available to meet the Company’s budgeted operations. The Compensation Committee set Mr. Li’s 2024 target bonus amount to $500,000. Mr. Li’s bonus was based on monthly measurements and paid throughout 2024 and January 2025.

Long-Term Equity Incentives

Grants made under our 2022 Equity Incentive Plan provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives, align their interests with the long-term interests of our stockholders, and provide a long-term retention incentive.

For 2024, our named executive officers were granted option awards with a two-year vesting term, subject to continuous service with the Company through each applicable vesting date. See “Outstanding Equity Awards at Fiscal Year-End” below for additional information.

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

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Compensation Committee before granting an equity award, the Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

The following table sets forth information regarding stock option grants made to the named executive officers during fiscal year 2024 within the period commencing four business days prior to or the one business day following the filing by the Company of a Form 10-K, 10-Q or a Form 8-K that discloses material non-public information as required under Item 4.02(x) of Regulation S-K.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($)	Grant Date Fair Value of the Award

Percentage Change In The Closing Market Price Of The Securities Underlying The Award Between The Trading Day Ending Immediately Prior To The Disclosure Of Material Nonpublic Information And The Trading Day Beginning Immediately Following The Disclosure Of Material Nonpublic Information

Apoorv Dwivedi	4/23/2024	40,000	$24	$960,000	(2.188)%

Mercedes Soria	4/23/2024	15,000	$24	$360,000	(2.188)%

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options held by our named executive officers at December 31, 2024.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option	Option
		Options (#)	Options (#)		Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date
William Santana Li	7/12/2022	4,618	3,044	(1)(2)	152.00	7/11/2032
	7/28/2023	2,710	4,952	(1)(2)	75.50	7/27/2033
	6/11/2024	—	80,000	(2)(4)	15.24	6/10/2034

Apoorv Dwivedi	4/23/2024	—	40,000	(1)(4)	24.00	4/22/2034

Mercedes Soria	11/17/2016	3,740	—	(1)(3)	30.00	11/17/2026
	4/22/2018	4,000	—	(1)(2)	63.00	4/21/2028
	5/9/2019	9,999	—	(1)(2)	62.00	5/9/2029
	2/27/2020	1,999	—	(1)(2)	45.50	2/26/2030
	6/24/2020	699	—	(1)(2)	45.50	6/23/2030
	7/12/2022	1,518	1,019	(1)(2)	152.00	7/11/2032
	7/28/2023	894	1,643	(1)(2)	75.50	7/27/2033
	4/23/2024	—	15,000	(1)(4)	24.00	4/22/2034
(1)	The stock option vests and becomes exercisable as to 25% of the shares subject to the option on the first anniversary of the grant date, and vest as to the remaining shares in equal monthly installments over the subsequent 36 months, subject to continuous service as of each vesting date.
(2)	Exercisable for shares of Class A Common Stock.

(3)	Exercisable for shares of Class B Common Stock, which can be subsequently converted to Class A Common Stock on a one-for-one basis.
(4)	The stock option vests and becomes exercisable as to 50% of the shares subject to the option on the first anniversary of the grant date, and 50% of the shares on the second anniversary of the grant date, subject to continuous service as of each vesting date.

Executive Compensation Arrangements

We have entered into employment agreements and confidential information agreements with each of our named executive officers. Each employment agreement sets forth the terms and conditions of each named executive officer’s employment with the Company, including initial base salary, eligibility to earn an annual bonus, and eligibility to participate in employee benefit plans.

Under their employment agreements, each named executive officer is also eligible to receive severance payments and benefits upon certain qualifying terminations. If during the period that is one year following a “change in control” (the “change in control period”) (i) the Company terminates the named executive officer’s employment with the Company for other than (A) “cause”, (B) death, or (C) “disability” or (ii) the named executive officer resigns for “good reason” (each, as defined in each named executive officer’s employment agreement), the named executive officer is entitled to receive (a) 12 months base salary (payable as a lump sum), (b) 100% of their target bonus (payable as a lump sum), (c) up to 12 months of COBRA reimbursements for themselves and their eligible dependents, and (d) full vesting acceleration of each equity award to the extent unvested; provided that all performance goals and other vesting criteria will be deemed achieved at the greater of (x) actual achievement (if determinable) or (y) 100% of target levels, in each case unless otherwise specified in the applicable equity award agreement governing such equity award.

If the named executive officer’s employment with the Company terminates for other than (A) “cause”, (B) death, or (C) “disability” outside of a change in control period, the named executive officer is entitled to receive (a) 6 months base salary continuation, and (b) up to 6 months of COBRA reimbursements for themselves and their eligible dependents.

These severance payments and benefits are subject to the named executive officer executing and not revoking a separation agreement and release of claims.

Director Compensation

On February 19, 2024, the Board appointed each of William Billings, Robert Mocny, and Melvin Torrie to serve as members of the Board. As of February 19, 2024, each of Mr. Billings, Mr. Mocny, and Mr. Torrie, have entered into a Board of Directors Agreement, which provides that, as consideration for their services on the Board, each director shall receive upon appointment to the Board, an initial equity award in the form of a stock option for 2,000 shares of the Company’s Class A Common Stock, which will be fully vested upon approval. Each non-executive director will be eligible to receive awards under the Company’s equity incentive plans as may be determined from time to time by the Board in its discretion. Mr. Li does not receive compensation for his service on the Board.

The following table summarizes the total compensation earned by each of our non-employee directors who served during 2024.

	Fees
	Earned
	or Paid in	Option
	Cash	Awards	Total
Name	($)(2)	($)(1)(3)	($)
William ("Will") G. Billings	—	48,000	48,000
Robert ("Bob") A. Mocny	—	48,000	48,000
Melvin ("Mel") W. Torrie	—	48,000	48,000
Linda Keene Solomon	8,333	—	8,333
Patricia L. Watkins	9,722	—	9,722
Patricia Howell	9,722	—	9,722
(1)	Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (Financial Accounting Standards Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 6 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)	The fees presented represent the annual cash fees earned by each director.
(3)	Each of our directors who were serving on the Board as of December 31, 2024 held 2,000 stock options as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of April 18, 2025, for:

●	each person who we know beneficially owns more than 5% of any class of our voting securities;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Percentage ownership is based on 6,564,466 shares of Class A common stock outstanding and 336,759 shares of Class B common stock outstanding, in each case, as of April 18, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of April 18, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

				Class B
	Class A Common			Common
	Stock			Stock		Combined
	Beneficially			Beneficially		Voting
	Owned			Owned		Power(1)
Name of Beneficial Owner	Number		%	Number	%
5% Stockholders:
William (“Bill”) Santana Li	77,924	(2)	1.2%	146,000	42.9%	3.1%
NetPosa Technologies (Hong Kong) Limited(3)	—		—	75,356	22.4	1.1%
F50 Ventures Fund LP(4)	—		—	19,199	5.7	0.3%
Series Knightscope LLC F50 Global Syndicate Fund LLC(5)	—		—	13,367	4.0	0.2%
Named Executive Officers and Directors:
William (“Bill”) Santana Li	77,924	(2)	1.2%	146,000	42.9%	3.1%
Mercedes Soria	77,924	(2)	1.2%	146,000	42.9%	3.1%
Apoorv S. Dwivedi(6)	20,005		*	—	—	*
William G Billings(7)	2,022		*	—	—	*
Robert A. Mocny(7)	2,004		*	—	—	*
Melvin W. Torrie(7)	2,000		*	—	—	*
All current executive officers and directors as a group (7 individuals)(8)	127,998		1.9%	146,000	42.9%	3.8%
*	Represents beneficial ownership of less than 1%.
(1)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock as if converted to Class A common stock or Class B common stock, as applicable, voting as a single class. Combined voting power does not include shares underlying options or warrants convertible into shares of Class A common stock or Class B common stock.
(2)	Based on a Schedule 13G filed on November 13, 2024 and information known to the Company. Consists of (i) 1,666 shares of Class A common stock; (ii) 140,000 shares of Class B common stock; and (iii) 49,077 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of April 18, 2025, in each case held by Mr. Li. Also consists of (iv) 2,260 shares of Class B common stock shares; (v) 3,740 shares of Class B common stock shares that are currently exercisable or exercisable within 60 days of April 18, 2025; and (vi) 27,181 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of April 18, 2025, in each case held by Ms. Soria, who is Mr. Li’s wife. The amount of securities reported as beneficially owned by the Mr. Li does not include 150,111 shares of Class A common stock underlying warrants over which the Mr. Li has a proxy to vote the shares, once exercised. The warrants are currently exercisable, however Mr. Li does not have the ability to exercise the warrants.
(3)	The address for NetPosa Technologies (Hong Kong) Limited is Suite 1023, 10/F, Ocean Centre, 5 Canton Road, Tsim Sha Tsui, Kowloon Hong Kong.
(4)	The address for F50 Ventures Fund LP is 2132 Forbes Avenue, Santa Clara, California 95050.
(5)	The address for Series Knightscope LLC F50 Global Syndicate Fund LLC is 2625 Middlefield Road, Ste. 414, Palo Alto, California 94301.
(6)	Includes 20,000 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of April 18, 2025.
(7)	Includes 2,000 shares of Class A common stock underlying stock options that are currently exercisable or exercisable within 60 days of April 18, 2025.
(8)	Consists of (a) 1,697 shares of Class A common stock, (b) 126,301 shares of Class A common stock underlying stock options that are currently exercisable or exercisable within 60 days of April 18, 2025, (c) 142,260 shares of Class B common stock and (d) 3,740 shares of Class B common stock underlying stock options that are currently exercisable or exercisable within 60 days of April 18, 2025.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024, regarding our equity incentive plans, which consists of awards issued under our 2014 Equity Incentive Plan, 2016 Equity Incentive Plan and 2022 Equity Incentive Plan:

			Number of
			securities
			remaining
	Number of		available
	securities		for future
	to be issued upon	Weighted-average	issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans (1)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan	5,180	$30.00	—
2016 Equity Incentive Plan	72,466	$96.07	—
2022 Equity Incentive Plan	218,745	$35.89	92,020
Equity compensation plans not approved by security holders	—	—	—
Total	296,391	$50.50	92,020
(1)	Consists of 92,020 shares of Class A common stock reserved for issuance under the 2022 Equity Incentive Plan. The number of shares of our Class A common stock reserved for issuance under the 2022 Equity Incentive Plan will automatically increase each year beginning on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (x) 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (y) an amount determined by the Plan Administrator (as defined in the 2022 Equity Incentive Plan); provided, however, that any shares that become available from any such increases in previous years that are not actually issued will continue to be available for issuances under the 2022 Equity Incentive Plan. The share reserve available for future issuance will also include (A) any shares previously authorized for issuance under the Company’s 2016 Equity Incentive Plan that on the Effective Date (as defined in the 2022 Equity Incentive Plan) had not been granted under the 2016 Equity Incentive Plan and are not subject to outstanding awards thereunder; plus (B) any shares subject to outstanding awards under the 2016 Equity Incentive Plan or the Company’s 2014 Equity Incentive Plan, as of the Effective Date that, on or after the Effective Date, cease to be subject to such awards prior to the issuance of shares thereunder, such as due to cancellation, expiration, or other termination of such awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2023 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation.”

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

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as described above, there were no related person transactions in the years ended December 31, 2023 or 2024. The transactions described above were approved by the Board of Directors at the time they were entered into.

Director Independence

Nasdaq listing rules require that a majority of the Board be comprised of independent directors. The Board has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie is each an “independent director” as defined under the applicable Nasdaq rules. Mr. Li is not independent due to his service as a current executive officer of the Company. The Board makes a determination regarding the independence of each director at least annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board has made a determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board of Directors has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie are “independent directors” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed, including out-of-pocket costs, by BPM LLP, our independent registered public accounting firm for the years ended December 31, 2024 and 2023, for the audit of our financial statements and for other services provided in such years. All of these services and fees were pre-approved by the Audit Committee.

Fee Category	2024	2023
Audit Fees(1)	$678,180	$630,475
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$678,180	$630,475
(1)	Audit Fees included fees associated with the annual audit of our financial statements and for issuing a report thereon; the review of our periodic reports and services related to, or required by, statute or regulation, such as fees for comfort letters and consents; and assistance with and review of documents filed with the SEC.
(2)	There were no such fees during the periods presented.
(3)	There were no such fees during the periods presented.
(4)	There were no such fees during the periods presented.

Audit Committee Pre-Approval Policy and Procedures

Under its charter, the Audit Committee is responsible for the compensation of our independent registered public accounting firm and pre-approving any audit services and permissible non-audit and tax services to be performed by our independent registered public accounting firm. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

●	If applicable, each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent registered public accounting firm during the next annual audit cycle.
●	Actual amounts paid to the independent registered public accounting firm are monitored by management and reported to the Audit Committee.
●	Any non-audit services proposed to be provided by the independent registered public accounting firm and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed. The authority to grant pre-approval of audit and non-audit services may be delegated to one or more designated members of the Audit Committee, whose decisions will be presented to the full Audit Committee at its next regularly scheduled meeting.
●	Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)            Exhibits

Exhibit No.	Description
4.1†	Description of Registered Securities.
19.1†	Knightscope, Inc. Insider Trading Policy
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

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Inline Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2025	KNIGHTSCOPE, INC.

	By:	/s/ William Santana Li
William Santana Li
Chairman, Chief Executive Officer, and President