Form 10-Q
period 2025-03-31
Knightscope, Inc.
filed 2025-05-14
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 6,564,466 shares of the registrant’s Class A Common Stock outstanding and 336,759 shares of the registrant’s Class B Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, including profitability, our business strategy and plans, market growth, product and service releases, the status of product development, compliance with applicable listing requirements or standards of The Nasdaq Capital Market (“Nasdaq”), demand for our products and services, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

●	We expect to experience future losses as we execute on our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.

●	We are subject to potential fluctuations in operating results due to our sales cycle.

●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.

●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.

●	Our financial results will fluctuate in the future, which makes them difficult to predict.

●	Shifts in global economic conditions-including, but not limited to, changes in inflation, interest rates, tariffs, and other trade restrictions-could reduce customer spending and impact the financial stability of our clients and business partners. These effects may, in turn, negatively influence our financial health, operational performance, and available cash resources.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.

●	We cannot assure you that we will effectively manage our growth.

●	Our costs may grow more quickly than our revenues as we research and develop new products, harming our business and profitability.

●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

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

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “Knightscope” refer to Knightscope, Inc., unless the context requires otherwise.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,661	$11,124
Restricted cash	—	102
Accounts receivable, net of allowance for credit losses of $138 and $139 as of March 31, 2025 and December 31, 2024, respectively	2,014	1,731
Inventory	1,607	1,797
Prepaid expenses and other current assets	790	345
Total current assets	17,072	15,099
Autonomous Security Robots, net	8,696	8,765
Property, equipment and software, net	603	661
Operating lease right-of-use-assets	265	407
Goodwill	1,922	1,922
Intangible assets, net	1,161	1,241
Other assets	91	90
Total assets	$29,810	$28,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,260	$2,812
Accrued expenses and other current liabilities	2,275	1,794
Deferred revenue	1,343	1,883
Operating lease liabilities, current	268	412
Debt obligations, current	1,367	1,364
Total current liabilities	7,513	8,265

Non-current liabilities:
Debt obligations, net of debt issuance costs of $297 and $316 as of March 31, 2025 and December 31, 2024, respectively	3,971	3,952
Other noncurrent liabilities	163	187
Total liabilities	11,647	12,404

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par, 228,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 6,564,466 and 4,065,347 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	4
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 336,759 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	218,245	208,969
Accumulated deficit	(200,089)	(193,192)
Total stockholders’ equity	18,163	15,781
Total liabilities and stockholders’ equity	$29,810	$28,185

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue, net
Service	$2,108	$1,691
Product	809	563
Total revenue, net	2,917	2,254
Cost of revenue, net
Service	2,756	3,083
Product	829	616
Total cost of revenue, net	3,585	3,699
Gross loss	(668)	(1,445)

Operating expenses:
Research and development	2,125	1,569
Sales and marketing	1,275	1,506
General and administrative	2,760	3,641
Restructuring charges	—	119
Total operating expenses	6,160	6,835

Loss from operations	(6,828)	(8,280)

Other income (expense):
Change in fair value of warrant and derivative liabilities	—	770
Interest income (expense), net	(81)	(65)
Other income (expense), net	12	(17)
Total other income (expense)	(69)	688

Net loss before income tax expense	(6,897)	(7,592)
Income tax expense	—	—
Net loss	$(6,897)	$(7,592)
Basic and diluted net loss per common share	$(1.28)	$(3.99)
Weighted average shares used to compute basic and diluted net loss per share (1)	5,404,552	1,904,989

(1)	Share amounts for the period ended March 31, 2024 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	35,593	$4,621	3,200	$480	52,844	$21,390	28,368	$614	69,977	$7,098	1,603,772	$2	187,156	$—	$134,822	$(161,458)	$(26,634)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	334	—	334

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	270,255	—	—	—	7,067	—	7,067

Share conversion to common stock	(81)	(10)	—	—	(439)	(178)	—	—	—	—	938	—	—	—	188	—	188

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,592)	(7,592)

Balance as of March 31, 2024	35,512	$4,611	3,200	$480	52,405	$21,212	28,368	$614	69,977	$7,098	1,874,965	$2	187,156	$—	$142,410	$(169,050)	$(26,638)

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	422	—	422

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	1,247,836	1	—	—	7,410	—	7,411

Proceeds from Direct Registration Offering	—	—	—	—	—	—	—	—	—	—	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10

Prefunded warrants exercised	—	—	—	—	—	—	—	—	—	—	626,283	1	—	—	(1)	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)

Balance as of March 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	6,564,466	$7	336,759	$—	$218,245	$(200,089)	$18,163

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(6,897)	$(7,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656	629
Loss on disposal of Autonomous Security Robots	—	768
Loss on disposal of property and equipment	—	1
Stock compensation expense	422	334
Warrants issued in exchange for consulting services	10	—
Change in fair value of warrant and derivative liabilities	—	(770)
Accrued interest	105	50
Amortization of debt discount	19	12
Changes in operating assets and liabilities:
Accounts receivable, net	(283)	(1,004)
Inventory	190	(563)
Prepaid expenses and other assets	145	64
Accounts payable	(552)	(359)
Accrued expenses and other current liabilities	376	(75)
Deferred revenue	(540)	(82)
Other current and noncurrent liabilities	(26)	(24)
Net cash used in operating activities	(6,375)	(8,611)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(449)	(894)
Net cash used in investing activities	(449)	(894)

Cash Flows From Financing Activities
Proceeds from equity sale, net of issuance costs	7,411	7,067
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	—	2,644
Proceeds from issuance of common stock and pre-funded warrants sold for cash, net of issuance costs	1,436	—
Repayments of debt obligations	(588)	—
Share conversion costs	—	(1)
Net cash provided by financing activities	8,259	9,710
Net change in cash, cash equivalents and restricted cash	1,435	205
Cash, cash equivalents and restricted cash at beginning of the period	11,226	2,382
Cash, cash equivalents and restricted cash at end of the period	$12,661	$2,587

Financing of insurance premiums	$591	$—
Conversion of preferred stock to common stock	$—	$188

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the “Company”), a Delaware corporation, is a public safety innovator that builds Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”). The Company designs, manufactures, and deploys its technologies to improve public safety and to protect the places people live, work, study and visit. The Company provides its cutting-edge solutions, including remote monitoring capabilities, to both the private sector and to government clients including law enforcement.

The Company operates in a highly fragmented U.S. public safety market that is experiencing strong demand for automation and artificial intelligence-driven solutions due to rising labor costs, staffing shortages, inconsistent service quality, and challenging crime rates. The Company’s solutions combine proactive physical deterrence with critical emergency response tools and remote monitoring, offering an integrated approach to public safety.

The Company was founded in April 2013 and is headquartered in Mountain View, California, the heart of Silicon Valley.

Basis of Presentation and Liquidity

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s fiscal year end is December 31.

The unaudited condensed financial statements have been prepared in accordance U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year or for any future interim periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed financial statements are issued.

The condensed financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $12.7 million as of March 31, 2025, compared to $11.1 million as of December 31, 2024. The Company has historically incurred losses and negative cashflows from operations. As of March 31, 2025, the Company also had an accumulated deficit of approximately $200.1 million and stockholders’ equity of approximately $18.2 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Reverse Stock Split

On August 16, 2024, stockholders approved a reverse stock split at a ratio between 1-for-5 and 1-for-50. On September 4, 2024, the Board of Directors set the final ratio at 1-for-50 for both Class A and Class B Common Stock. The split became effective on September 13, 2024, following the filing of an amendment to the Certificate of Incorporation in Delaware. No fractional shares were issued; instead, affected stockholders received a cash payment based on the September 13 closing price on The Nasdaq Capital Market (“Nasdaq”), totaling approximately $78. All outstanding stock options were adjusted accordingly, and all share and per-share amounts in financial statements were retroactively updated to reflect the split.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information on a regular basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to sellers and buyers based in the United States.

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 condensed financial statements to conform to the fiscal year 2025 presentation. The reclassifications had no impact on total assets, total liabilities, or stockholders’ equity.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three month periods ended March 31, 2025 and 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs, property and equipment and intangible assets, certain estimates required within revenue recognition, warranty and allowance for credit losses, determination of deferred tax valuation allowances, estimating fair values of the Company’s share-based awards, warrant liability, and derivative liabilities, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates and such differences may be material to the condensed financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

Restricted Cash

The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the first quarter of 2025. As of March 31, 2025 and December 31, 2024, the carrying value of restricted cash was $0 and $0.1 million, respectively.

Concentrations of Credit Risk

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface Knightscope Security Operations Center (“KSOC”) as well as the sale of ECDs. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $138 allowance for credit losses on its accounts receivable as of March 31, 2025 compared to an allowance of $139 on its accounts receivable balance as of December 31, 2024.

As of March 31, 2025, the Company had one client whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable (26%) compared with one client as of December 31, 2024 (13%).

For the three months ended March 31, 2025, the Company had one client who individually accounted for 10% or more of the Company’s total revenue, net (20%) compared with no clients who individually accounted for 10% of total revenue, net for the three months ended March 31, 2024.

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

	March 31,	December 31,
	2025	2024
Raw materials	$1,484	$1,539
Work in process	11	123
Finished goods	112	135
	$1,607	$1,797

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales and marketing expense, and cost of revenue, net on the Company’s condensed statements of operations.  Depreciation expense on finished ASRs was $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

ASRs, net, consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$2,764	$2,465
ASRs in progress	242	322
Finished ASRs	11,933	11,790
	14,939	14,577
Less: accumulated depreciation on Finished ASRs	(6,243)	(5,812)
ASRs, net	$8,696	$8,765

The components of the Finished ASRs, net are as follows:

	March 31,	December 31,
	2025	2024
ASRs on lease or available for lease	$10,589	$10,553
Demonstration ASRs	692	587
Research and development ASRs	102	102
Charge boxes	550	548
	11,933	11,790
Less: accumulated depreciation	(6,243)	(5,812)
Finished ASRs, net	$5,690	$5,978

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		March 31, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(487)	$503
Customer relationships	8	950	(292)	658
Total		$1,940	$(779)	$1,161

		December 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(437)	$553
Customer relationships	8	950	(262)	688
Total		$1,940	$(699)	$1,241

Intangible assets amortization expense totaled $80 and $79 for the three months ended March 31, 2025 and 2024 respectively. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service in the amounts of $30 and $50, respectively for the three month period ended March 31, 2025 compared to amortization expense recorded in sales and marketing and cost of revenue, net - service in the amounts of $30 and $49, respectively for the three month period ended March 31, 2024.

As of March 31, 2025, future intangible assets amortization expense for each of the next five years and thereafter is as follows:

Year ending December 31,	Amount
2025 (remaining 9 months)	$237
2026	317
2027	275
2028	118
2029	119
2030 and thereafter	95
Total	$1,161

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Legal, consulting and financial services	$277	$58
Sales tax	369	378
Warranty liability	389	364
Payroll and payroll taxes	292	364
Customer deposits	161	82
Credit cards	138	128
Accrued interest	105	—
Other	544	420
	$2,275	$1,794

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

Change in the warranty liability for the three months ended consisted of the following:

	March 31,
	2025	2024
Balance January 1,	$364	$406
Provision for warranties issued	67	41
Warranty services provided	(42)	(106)
	$389	$341

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 consist of the following:

	March 31,	March 31,
	2025	2024
Series A Preferred Stock (convertible to Class B Common Stock)	—	28,368
Series B Preferred Stock (convertible to Class B Common Stock)	—	69,977
Series m Preferred Stock (convertible to Class A Common Stock)	—	35,512
Series m-2 Preferred Stock (convertible to Class B Common Stock)	—	3,200
Series S Preferred Stock (convertible to Class A Common Stock)	—	52,405
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	22,769
Warrants to purchase Series m-3 Preferred Stock (convertible to Class A Common Stock)	—	28,656
Warrants to purchase Series S Preferred Stock (convertible to Class A Common Stock)	—	58,836
Stock options	299,860	177,286
Total potentially dilutive shares	486,271	477,009

The weighted average number of shares of common stock outstanding as of March 31, 2025 includes the weighted average effect of the 2,929 vendor warrants (as defined in Note 5  - Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of March 31, 2025, none of the vendor warrants have been exercised and are not included in the table above.

As all potentially dilutive securities are anti-dilutive as of March 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for each period.

On May 15, 2024 (the “Preferred Stock Conversion Date”), pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, as amended to date (the “Certificate of Incorporation”) each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B Common Stock and each share of the Company’s Ordinary Preferred Stock (together with the Super Voting Preferred Stock, the “Preferred Stock”) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate, (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding. As a result, no shares of previously authorized Preferred Stock remain outstanding.

Accounting Pronouncements Adopted in 2025

None.

Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The amendment is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standards on the financial statements and related disclosures.

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

ECD related revenues

The Company also derives revenues from sales of its ECDs and related services, such as installation, maintenance, and upgrades. Revenue is recognized when clients sign a full or partial certificate of completion, at which point, the Company can generate an invoice for its products and services. Clients also have the option to sign up for ongoing preventative and maintenance agreements. The maintenance revenue is recognized in the period the service is performed and the Company has determined that the term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

The Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a client;

●	identification of the performance obligations in the contract

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, the Company satisfies a performance obligation.

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

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a 12-month term.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows:

	March 31, 2025	December 31, 2024
Deferred revenue - short term	$1,343	$1,883
Revenue recognized in the three months ended related to amounts included in deferred revenue at the beginning of the period	$849	$1,576

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition:

	Three Months Ended March 31,
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$8	$1,174	$1,182	$25	$965	$990
ECDs	1,505	230	1,735	1,226	38	1,264
Total	$1,513	$1,404	$2,917	$1,251	$1,003	$2,254

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2025 and December 31, 2024, and the classification by level of input within the fair value hierarchy:

	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Cash equivalents:
Money market funds	$11,034	$11,034	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash equivalents and restricted cash:
Money market funds	$10,638	$10,638	$—	$—

During the three month periods ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

As of March 31, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the three month periods ended March 31, 2025 and 2024, which were measured at fair value on a recurring basis:

	March 31,	March 31,
	2025	2024
Beginning Balance	$—	$6,247
Revaluation of Series m-3 and S Preferred Stock warrants	—	(770)
Ending Balance	$—	$5,477

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

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2.5 million payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $500 payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance of the August 2024 Note is $0.9 million and $1.4 million, respectively and is included in the current portion of debt obligations.

Insurance Notes

On October 26, 2024, the Company financed $252 in business insurance premiums to be repaid in eleven installments of $24 with a borrowing rate of 7.39%. On February 4, 2025, the Company financed additional business insurance premiums of $371 to be repaid in eleven installments of $35 with a borrowing rate of 7.39%. As of March 31, 2025, the outstanding balance on the financing for the insurance premiums was $458.

The amortized carrying amount of the Company’s debt obligations consists of the following:

	March 31,	December 31,
	2025	2024
Bonds, net of unamortized issuance costs of $297 and $316, respectively	$3,971	$3,952
August 2024 Note	909	1,364
Insurance Notes	458	—
Total debt	5,338	5,316
Less: current portion of debt obligations	(1,367)	(1,364)
Non-current portion of debt obligations	$3,971	$3,952

NOTE 5: Capital Stock and Warrants

On the Preferred Stock Conversion Date of May 15, 2024, pursuant to the terms of the Company’s Certificate of Incorporation, each share of the Company’s Super Voting Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class B Common Stock and each share of the Company’s Ordinary Preferred Stock (as defined in the Certificate of Incorporation) was automatically converted into fully-paid, non-assessable shares of Class A Common Stock, in each case at the then effective applicable Conversion Rate (as defined in the Certificate of Incorporation), as a result of the receipt by the Company of a written request for such conversion from the holders of a majority of the voting power of the Preferred Stock then outstanding. As a result, there were no shares of Preferred Stock outstanding after the Preferred Stock Conversion Date.

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

Pre-funded Warrants and Underwriter Warrants

On November 21, 2024, the Company priced a public offering of Class A Common Stock and pre-funded warrants, generating gross proceeds of approximately $12.1 million. The Company sold 393,659 shares of Class A Common Stock and pre-funded warrants exercisable for 816,341 shares at public offering prices of $10.00 per share and $9.999 per warrant, respectively; each warrant was immediately exercisable at $0.001 per share and remained outstanding until exercised. The securities were issued under our effective Form S-3 shelf registration statement (File No. 333-269493) and related prospectus supplements, and the offering closed on November 25, 2024.

The transaction was completed pursuant to an underwriting agreement with Titan Partners Group LLC (“Titan”), a division of American Capital Partners, LLC, as sole book-runner; under that agreement the Company also issued Titan a five-year warrant, first exercisable 180 days after the agreement date and will be exercisable for a period of five years from the date of the agreement, to acquire 36,300 shares of Class A Common Stock at $18.29 per share. The agreement includes customary representations, warranties, covenants, and indemnification provisions.

All pre-funded warrants issued in this offering were exercised in full as of March 31, 2025.

Vendor Warrants

On January 6, 2025, we issued unregistered warrants to The Washington Office, LLC, a consultant hired for advisory services, strategic communications, national security consulting, and government engagement support related to the Company’s products and services. The warrants are exercisable for such number of shares of our Class A Common Stock which equals $15 per month (for an annual total of $180) divided by the 30-day weighted average trading price per share, and have a term of 6 years. The offer and issuance of the warrants was made in reliance on an exemption from registration pursuant to, and in accordance with the procedures set forth in, Rule 144A, under the Securities Act.

A summary of the Company’s outstanding warrants as of March 31, 2025 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Vendor Warrants)	2,929	$0.001	6 years from each issuance
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

March 31,
2025
Stock options to purchase common stock	299,860
Warrants outstanding for future issuance of common stock	189,340
Stock options available for future issuance	308,657
Total shares of Class A Common Stock reserved	797,857

At-the-Market Offering Program

In February 2023, the Company commenced an ATM offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with which the Company filed a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing the Company to offer and sell from time to time up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, the February Prospectus Supplement provided that in no event would the Company sell any securities in a public primary offering with a value exceeding one-third of the Company’s non-affiliated public float in any 12 month period unless the Company’s non-affiliated public float subsequently rose to $75.0 million or more. On August 18, 2023, after the Company’s non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “August Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On April 8, 2024, the Company filed a prospectus supplement (the “April Prospectus Supplement”), relating to the issuance and sale from time to time of up to

$6.4 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On June 7, 2024, the Company filed a prospectus supplement (the “June Prospectus Supplement”) to amend the April Prospectus Supplement to increase the issuance and sale from time to time to up to $11.66 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules. On November 14, 2024, after our non-affiliated public float subsequently rose to an amount greater than $75.0 million, the Company filed a new prospectus supplement (the “November Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock, in addition to the shares of Class A Common Stock previously sold, subject to, and in accordance with, SEC rules. During the three months ended March 31, 2025, the Company issued 1,247,836 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $7.4 million, net of brokerage and placement fees of approximately $0.2 million.

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

Stock option activity under all of the Company’s equity incentive plans for the three month period ended March 31, 2025 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2024	92,020	296,391	$50.50	7.97	$26
2022 Equity incentive plan increase	220,106	—	—
Granted	(10,077)	10,077	3.72
Exercised	—	—	—
Forfeited	6,608	(6,608)	62.92
Available and outstanding as of March 31, 2025	308,657	299,860	$48.62	7.85	$—
Vested and exercisable as of March 31, 2025		100,004	$88.70	5.29	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $2.82 as of March 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the three month period ended March 31, 2025 was $2.28 per share. There were no options exercised during the three month period ended March 31, 2025 or 2024. The fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively.

The determination of the fair value of options granted during the three months ended March 31, 2025 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.29%	4.49%
Expected dividend yield	—%	—%
Expected volatility	53.93%	54.89%
Expected term (in years)	6.1	6.0

A summary of stock-based compensation expense recognized in the Company’s condensed statements of operations is as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue, net	$46	$57
Research and development	148	122
Sales and marketing	21	48
General and administrative	207	107
Total	$422	$334

As of March 31, 2025, the Company had unamortized stock-based compensation expense of $2.1 million that will be recognized over the weighted average remaining vesting term of options of 1.4 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 7: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Mountain View, California through August 2025.

As of March 31, 2025 and December 31, 2024, the components of leases and lease costs were as follows:

	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$265	$407

Operating lease liabilities, current portion	$268	$412
Operating lease liabilities, non-current portion	—	—
Total operating lease liabilities	$268	$412

Operating lease costs	$190	$989

Operating lease costs were approximately $0.2 million and $0.3 million for the three month periods ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future minimum operating lease payments were as follows:

Years ending December 31,	Amount
2025 (remaining nine months)	$274
Total future minimum lease payments	274
Less – Interest	(6)
Present value of lease liabilities	$268

As of March 31, 2025, the weighted average remaining lease term is 0.5 year and the weighted average discount rate is 12.6%.

On April 9, 2025, Knightscope executed a Consent to Subletting agreement designating the associated premises as the Company’s new corporate headquarters.  For additional details regarding the sublease arrangement, please refer to Note 9.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates monthly purchases of $40 commencing in January 2025 and concluding in August 2026, culminating in a total expenditure of $0.8 million. In the three months ended March 31, 2025, the Company made payments totaling $80 pursuant to this commitment.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of March 31, 2025 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of March 31, 2025 and December 31, 2024.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with Clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million as of March 31, 2025 and December 31, 2024 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 8: Segment Information

Management identifies reportable segments based on how it manages the Company’s operations. As such, the Company operates as one segment for reporting purposes. The accounting policies of the Company’s segment are the same as those described in Note 1.

The CODM assesses performance at a Company level and decides how to allocate resources based on net loss. The measure of segment assets is reported on the condensed balance sheets as total assets. The measure of significant segment expenses is listed on the condensed statements of operations. The CODM evaluates performance and allocates resources for its reportable segment using segment income or loss. This metric is used to evaluate the overall financial performance of the segment, make operational and strategic decisions, prepare the Company’s annual plan, and allocate resources.

NOTE 9: Subsequent Events

Lease

On April 9, 2025, the Company entered into a Consent to Subletting (the “Landlord Consent”) by and between 305 N Mathilda LLC (the “Landlord”), Siemens Medical Solutions USA, Inc. (the “Sublandlord”) and the Company, thereby receiving the necessary landlord consent in connection with a sublease entered into between Sublandlord and the Company, dated as of March 13, 2025 (the “Sublease”) for 33,355 square feet of office space in Sunnyvale, California, which will serve as the Company's new headquarters. The term of the Sublease commenced on April 16, 2025 and expires on June 30, 2030, unless the term ends sooner pursuant to the terms of the Sublease or the lease between the Landlord and the Sublandlord. The total lease payments under the Sublease is approximately $5.27 million, which may be subject to adjustment in accordance with the Sublease, including the Company’s right to rent abatement in certain circumstances if the premises are not timely delivered. The Company intends to move its headquarters to this location prior to the expiration of the lease of its current premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. Forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, and assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as updated by our other filings with the SEC, and the section titled “Cautionary Note on Forward-Looking Statements” included elsewhere herein.

Overview

Knightscope is dedicated to transforming public safety through AI-driven robotics, emergency communication solutions, and real-time monitoring. Our comprehensive suite of solutions includes Autonomous Security Robots (“ASR”), advanced AI-powered detection, emergency communication devices (“ECD”), and the cloud-based Knightscope Security Operations Center (“KSOC”), providing organizations with scalable, 24/7 autonomous monitoring. Our products are manufactured in the United States and are designed to protect people and assets across various environments, including workplaces, schools, and public areas.

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

Recent Developments

Reverse Stock Split

On August 16, 2024, stockholders approved a reverse stock split at a ratio between 1-for-5 and 1-for-50. On September 4, 2024, the Board set the final ratio at 1-for-50 for both Class A and Class B Common Stock. The split became effective on September 13, 2024, following the filing of an amendment to the Certificate of Incorporation in Delaware. No fractional shares were issued; instead, affected stockholders received a cash payment based on the September 13 closing price on Nasdaq, totaling approximately $78. All outstanding stock options were adjusted accordingly, and all share and per-share amounts in financial statements were retroactively updated to reflect the split.

Capital Structure

The Company has prioritized restructuring its capital structure to better align with its public company peers. Below is a summary of actions taken, which we believe, set up the Company for long term success.

Increase in Authorized Shares - On April 5, 2024, stockholders approved an amendment to double the authorized shares of Class A Common Stock from 114 million to 228 million. The increase provides flexibility for corporate purposes such as financings, stock splits or dividends, equity awards, conversions, and strategic initiatives, without needing further stockholder approval.

Preferred Stock Conversion - On May 15, 2024, all outstanding Super Voting and Ordinary Preferred Stock automatically converted into Class B and Class A Common Stock, respectively, per the Company’s Certificate of Incorporation. No preferred stock remains outstanding. The conversion supports Nasdaq compliance by aiding stockholder equity requirements.

Authorization of Blank Check Preferred Stock - On August 16, 2024, stockholders approved the authorization of 40 million shares of "blank check" preferred stock, allowing the Board of Directors to issue new preferred shares in one or more series with terms it sets, without further stockholder approval. Provisions related to previously issued preferred stock were removed, as they are no longer outstanding.

Extinguishment of Warrants with Anti-Dilution Features - On October 10, 2022, the Company issued senior secured convertible notes and warrants to purchase 22,768 Class A shares under a Securities Purchase Agreement with Alto Opportunity Master Fund. The warrants included anti-dilution provisions adjusting the exercise price and share quantity if lower-priced stock was later issued. A related registration rights agreement granted the holder registration rights under the Securities Act.

On August 1, 2024, the Company and the holder entered into a waiver agreement, canceling the 2022 warrants in exchange for a $3.0 million senior secured promissory note due July 1, 2025. The note is payable in two installments: $2.5 million in 11 equal monthly payments starting September 1, 2024, and $500,000 on the earlier of October 15, 2024, or upon a qualifying issuance of equity or debt. The note bears no interest unless an event of default occurs, in which case a 10% annual interest applies. As of May 13, 2025, approximately $0.5 million remains outstanding.

Operational Efficiency

The Company is focused on scaling its business and on implementing strategies to decrease gross margin loss over time.

Although the disruptions from restructuring changes we made in the first half of the prior year continue to impact operations, we are beginning to see benefits, primarily as we work closely with our third-party partners to streamline field services for our ECD clients and renegotiate some long-term services contracts.

Additionally, we believe our efforts to improve the ASR K5 v5 are showing promise in higher install base and increased customer retention.  The Company continues to invest in revenue-generating activities such channel partnerships, lead generation, marketing and programs aimed at increasing our engagement with the federal government.

Our strategy is to try to keep fixed costs low while minimizing variable costs in conjunction with pursuing our growth objectives; however given the global nature of our supply chain, our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import raw materials and components for our products.

As of May 7, 2025, the Company had a total backlog of approximately $2.5 million, comprised of $1.9 million related to orders for ECDs and $0.6 million related to ASR orders.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth selected Condensed Statements of Operations data (in thousands) and such data as a percentage of total revenue.

	Three Months Ended March 31,
	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$2,108	72%	$1,691	75%
Product	809	28%	563	25%
Total revenue, net	2,917	100%	2,254	100%
Cost of revenue, net
Service	2,756	94%	3,083	137%
Product	829	28%	616	27%
Total cost of revenue, net	3,585	123%	3,699	164%
Gross loss	(668)	(23)%	(1,445)	(64)%
Operating expenses:
Research and development	2,125	73%	1,569	70%
Sales and marketing	1,275	44%	1,506	67%
General and administrative	2,760	95%	3,641	162%
Restructuring charges	—	—%	119	5%
Total operating expenses	6,160	211%	6,835	303%
Loss from operations	(6,828)	(234)%	(8,280)	(367)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	770	34%
Interest income (expense), net	(81)	(3)%	(65)	(3)%
Other income (expense), net	12	—%	(17)	(1)%
Total other income (expense)	(69)	(2)%	688	31%
Net loss before income tax expense	(6,897)	(236)%	(7,592)	(337)%
Income tax expense	—	—%	—	—%
Net loss	$(6,897)	(236)%	$(7,592)	(337)%

Revenue, net

Total revenue, net for the three months ended March 31, 2025 increased by approximately $0.7 million compared to the same period in the prior year due to a $0.4 million increase in service revenue and $0.2 million increase in product revenue.

Cost of revenue, net

Total cost of revenue, net of $3.6 million for the three months ended March 31, 2025 decreased approximately $0.1 million compared to the same period in the prior year.  This decrease was primarily due to lower cost of revenue in services of $0.3 million partially offset by higher costs of revenues in product of $0.2 million.

Service cost of revenue, net came in $0.3 million lower as compared to the same period in 2024 due to $0.8 million in savings from one-time scrap fees in 2024 and $0.1 million in lower cellular fees partially offset by $0.5 million in higher third-party expenses.

Product cost of revenue, net for the three months ended March 31, 2025 of $0.8 million was $0.2 million higher than prior year due to $0.3 million in increased costs of materials partially offset by $0.1 million in lower payroll and $0.1 million in lower rent and utilities costs.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the three months ended March 31, 2025 of approximately $0.7 million, net, compared to $1.4 million for the three months ended March 31, 2024.

Research and Development

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Research and development	$2,125	$1,569	$556	35%
Percentage of total revenue	73%	70%

Research and development expenses increased by approximately $0.6 million, or approximately 35% for the three months ended March 31, 2025, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales and Marketing

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Sales and marketing	$1,275	$1,506	$(231)	(15)%
Percentage of total revenue	44%	67%

Sales and marketing expenses decreased by approximately $0.2 million, or approximately 15%, for the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decline in advertising and promotional costs compared to the same period in the prior year.

General and Administrative

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
General and administrative	$2,760	$3,641	$(881)	(24)%
Percentage of total revenue	95%	162%

General and administrative expenses decreased by approximately $0.9 million or approximately 24% for the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to $1.0 million lower investor relations fees that the Company spent in prior year to support its Public Infrastructure Bond Offering and $0.3 million lower third-party professional fees, primarily legal and finance services. These decreases were partially offset by $0.2 million higher costs across corporate insurance, franchise taxes and other items.

Restructuring Charges

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Restructuring Charges	$—	$119	$(119)	100%
Percentage of total revenue	—%	5%

Restructuring charges were $0 for the three month period ended March 31, 2025 compared to $119 for the same period in the prior year.

Other Income (expense)

	Three Months Ended
	March 31
	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liability	$—	$770	$(770)	(100)%
Interest income (expense), net	(81)	(65)	(16)	(25)%
Other income (expense), net	12	(17)	29	171%
Total other income (expense)	$(69)	$688	$(757)	(110)%

Total other income (expense) decreased by approximately $0.8 million, or 110% for the three months ended March 31, 2025 as compared to the same period in the prior year as non-cash income from change in the fair value of warrant and derivative liabilities in 2024 was not repeated in 2025.  The Company extinguished its outstanding warrant liability in 2024.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had $12.7 million and $11.1 million, respectively, of cash and cash equivalents. As of March 31, 2025, the Company had additional paid-in capital of $218.2 million, partially offset by an accumulated deficit of approximately $200.1 million, working capital of approximately $9.6 million and total stockholders’ equity of approximately $18.2 million. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

At-the-Market Offering Program

In February 2023, we commenced an at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in connection with our filing of a prospectus supplement filed on February 9, 2023 (the “February Prospectus Supplement”), allowing us to offer and sell from time to time of up to $20.0 million in shares of Class A Common Stock, subject to, and in accordance with, SEC rules. Pursuant to General Instruction I.B.6 of Form S-3, our prospectus supplement provided that in no event would we sell any securities in a public primary offering with a value exceeding one-third of our non-affiliated public float in any 12-month period unless our non-affiliated public float subsequently rose to $75.0 million or more.

On November 14, 2024, after our non-affiliated public float rose to an amount greater than $75.0 million, we filed a new prospectus supplement (the “November Prospectus Supplement”) providing for the offer and sale from time to time of up to $25.0 million in shares of Class A Common Stock, in addition to the shares of Class A Common Stock previously sold, subject to, and in accordance with, SEC rules.

For the three months ended March 31, 2025, we issued 1,247,836 shares of Class A Common Stock under the at-the-market offering program for net proceeds of approximately $7.4 million, net of brokerage and placement fees of approximately $0.2 million.

Securities Purchase Agreement

On March 27, 2025, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering, 625,000 shares of the Company’s Class A Common Stock, par value $0.001 per share, at a purchase price of $2.75 per share.  The gross proceeds to the Company from the offering were approximately $1.7 million before deducting placement agent fees and other offering expenses payable by the Company.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(6,375)	$(8,611)
Net cash used in investing activities	(449)	(894)
Net cash provided by financing activities	8,259	9,710
Net change in cash, cash equivalents and restricted cash	$1,435	$205

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

Net cash used in operating activities was approximately $6.4 million for the three months ended March 31, 2025. Net cash used in operating activities resulted from a net loss of approximately $6.9 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2025 decreased by approximately $2.2 million as compared to the same period of the prior year. This was primarily a result of a decrease in the net loss of approximately $0.7 million, changes in assets and liabilities of approximately $1.4 million, an increase in stock-based compensation of approximately $0.1 million partially offset by a decrease in the change in fair value of warrant and derivative liabilities of approximately $0.8 million, and a loss on disposal of ASRs and related inventory of approximately $0.8 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.9 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $8.3 million for the three months ended March 31, 2025, a decrease of approximately $1.5 million as compared to the same period of the prior year. Our financing activities for the three months ended March 31, 2025, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright and the registered direct offering of approximately $7.4 million, proceeds from the issuance of common stock and pre-funded warrants of approximately $1.4 million, offset by repayments of debt obligations of $0.6 million. In the prior year period, our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright of approximately $7.1 million and the issuance of our Public Safety Infrastructure Bonds of approximately $2.6 million.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from what was reported in the Annual Report on Form 10-K. Please see Note 1 to our condensed financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.7	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

10.1†*	Sublease between the Company and Siemens Medical Solutions USA, Inc. dated March 13, 2025.

10.2†*	Consent to Subletting by and between 305 N Mathilda LLC, Siemens Medical Solutions USA, Inc. and the Company dated April 9, 2025

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

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) the type that the Registrant treats as private or confidential
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: May 14, 2025

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)