Form 10-Q
period 2025-06-30
Knightscope, Inc.
filed 2025-08-12
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41248

Knightscope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2482575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 North Mathilda Avenue

Sunnyvale, CA 94085

(Address of Principal Executive Offices) (Zip Code)

(650) 924-1025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value per Share	KSCP	The Nasdaq Capital Market

SEC 1296 (02-23) Potential persons who are to respond to the collection of information contained in this Form are not required to respond unless the Form displays a currently valid OMB control number.

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

As of August 8, 2025, there were 9,846,715 shares of the registrant’s Class A Common Stock outstanding and 336,424 shares of the registrant’s Class B Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, including profitability, our business strategy and plans, market growth, product and service releases, the status of product development, compliance with applicable listing requirements or standards of The Nasdaq Capital Market (“Nasdaq”), demand for our products and services, and our objectives for future operations, are forward-looking statements. In some cases, the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

●	The report of our independent registered public accounting firm associated with the Annual Report on Form 10-K, expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

●	We expect to experience future losses as we execute on our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our Class A Common Stock.

●	We are subject to potential fluctuations in operating results due to our sales cycle.

●	If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.

●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.

●	Our financial results will fluctuate in the future, which makes them difficult to predict.

●	Shifts in global economic conditions-including, but not limited to, changes in inflation, interest rates, tariffs, and other trade restrictions-could reduce customer spending and impact the financial stability of our clients and business partners. These effects may, in turn, negatively influence our financial health, operational performance, and available cash resources.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

●	We have a limited number of deployments, and limited market acceptance of our products could harm our business.

●	We cannot assure you that we will effectively manage our growth.

●	Our operating costs may grow more quickly than our revenues as we research and develop new products, harming our business and profitability.

●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,211	$11,124
Restricted cash	—	102
Accounts receivable, net of allowance for credit losses of $155 and $139 as of June 30, 2025 and December 31, 2024, respectively	2,491	1,731
Inventory	1,742	1,797
Prepaid expenses and other current assets	849	345
Total current assets	13,293	15,099
Autonomous Security Robots, net	8,711	8,765
Property, equipment and software, net	674	661
Operating lease right-of-use-assets	2,948	407
Goodwill	1,922	1,922
Intangible assets, net	1,082	1,241
Other assets	590	90
Total assets	$29,220	$28,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,482	$2,812
Accrued expenses and other current liabilities	2,309	1,794
Deferred revenue	1,821	1,883
Operating lease liabilities, current	119	412
Debt obligations, current	281	1,364
Total current liabilities	7,012	8,265

Non-current liabilities:
Debt obligations, net of debt issuance costs of $277 and $316 as of June 30, 2025 and December 31, 2024, respectively	3,991	3,952
Operating lease liabilities, noncurrent	3,011	—
Other noncurrent liabilities	91	187
Total liabilities	14,105	12,404

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par, 228,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 7,096,350 and 4,065,347 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	4
Class B Common Stock, $0.001 par, 30,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 336,759 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	221,526	208,969
Accumulated deficit	(206,418)	(193,192)
Total stockholders’ equity	15,115	15,781
Total liabilities and stockholders’ equity	$29,220	$28,185

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net
Service	$2,079	$1,950	$4,187	$3,641
Product	670	1,253	1,479	1,816
Total revenue, net	2,749	3,203	5,666	5,457
Cost of revenue, net
Service	2,844	2,791	5,600	5,874
Product	823	970	1,652	1,586
Total cost of revenue, net	3,667	3,761	7,252	7,460
Gross loss	(918)	(558)	(1,586)	(2,003)

Operating expenses:
Research and development	2,099	1,637	4,224	3,206
Sales and marketing	1,068	1,537	2,343	3,043
General and administrative	2,172	2,734	4,932	6,375
Restructuring charges	11	295	11	414
Total operating expenses	5,350	6,203	11,510	13,038

Loss from operations	(6,268)	(6,761)	(13,096)	(15,041)

Other income (expense):
Change in fair value of warrant and derivative liabilities	—	681	—	1,451
Interest expense, net	(73)	(128)	(154)	(193)
Other income (expense), net	12	(63)	24	(80)
Total other income (expense)	(61)	490	(130)	1,178

Net loss before income tax expense	(6,329)	(6,271)	(13,226)	(13,863)
Income tax expense	—	—	—	—
Net loss	$(6,329)	$(6,271)	$(13,226)	$(13,863)
Basic and diluted net loss per common share (1)	$(0.90)	$(2.68)	$(2.13)	$(6.51)
Weighted average shares used to compute basic and diluted net loss per share (1)	6,995,145	2,337,266	6,204,242	2,130,803

(1)	Basic and diluted net loss per common share and share amounts for the periods ended June 30, 2024 have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of March 31, 2024	35,512	$4,611	3,200	$480	52,405	$21,212	28,368	$614	69,977	$7,098	1,874,965	$2	187,156	$—	$142,410	$(169,050)	$(26,638)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	269	—	269

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	2,260	—	—	—	18	—	18

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	293,790	—	—	—	5,022	—	5,022

Share conversion to common stock	(35,512)	(4,611)	(3,200)	(480)	(52,405)	(21,212)	(28,368)	(614)	(69,977)	(7,098)	168,333	—	147,359	—	34,015	—	34,015

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,271)	(6,271)

Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	2,339,348	$2	334,515	$—	$186,495	$(175,321)	$11,176

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	35,593	$4,621	3,200	$480	52,844	$21,390	28,368	$614	69,977	$7,098	1,603,772	$2	187,156	$—	$134,822	$(161,458)	$(26,634)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	603	—	603

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	2,260	—	—	—	18	—	18

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	564,045	—	—	—	12,089	—	12,089

Share conversion to common stock	(35,593)	(4,621)	(3,200)	(480)	(52,844)	(21,390)	(28,368)	(614)	(69,977)	(7,098)	169,271	—	147,359	—	34,203	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,863)	(13,863)

Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	2,339,348	$2	334,515	$—	$186,495	$(175,321)	$11,176

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of March 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	6,564,466	$7	336,759	$—	$218,245	$(200,089)	$18,163

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	385	—	385

Issuance of vendor warrants for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33	—	33

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	531,884	—	—	—	2,863	—	2,863

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,329)	(6,329)

Balance as of June 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	807	—	807

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	1,779,720	1	—	—	10,273	—	10,274

Proceeds from Direct Registration Offering	—	—	—	—	—	—	—	—	—	—	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	43	—	43

Prefunded warrants exercised	—	—	—	—	—	—	—	—	—	—	626,283	1	—	—	(1)	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,226)	(13,226)

Balance as of June 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(13,226)	$(13,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,295	1,280
Loss on disposal of Autonomous Security Robots	36	1,075
(Gain)/Loss on disposal of property and equipment	(17)	1
Stock compensation expense	807	603
Warrants issued in exchange for consulting services	43	—
Change in fair value of warrant and derivative liabilities	—	(1,451)
Accrued interest	210	159
Amortization of debt discount	39	31
Changes in operating assets and liabilities:
Accounts receivable, net	(760)	(1,418)
Inventory	55	(922)
Prepaid expenses and other assets	(413)	170
Accounts payable	(350)	757
Accrued expenses and other current liabilities	303	566
Deferred revenue	(62)	547
Other current and noncurrent liabilities	175	(177)
Net cash used in operating activities	(11,865)	(12,642)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,005)	(1,759)
Purchases of property and equipment	(181)	(4)
Net cash used in investing activities	(1,186)	(1,763)

Cash Flows From Financing Activities
Proceeds from stock options exercised	—	18
Proceeds from equity sale, net of issuance costs	10,274	12,089
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	—	2,644
Proceeds from Direct Registration Offering	1,436	—
Repayments of debt obligations	(1,674)	—
Share conversion costs	—	(2)
Net cash provided by financing activities	10,036	14,749
Net change in cash, cash equivalents and restricted cash	(3,015)	344
Cash, cash equivalents and restricted cash at beginning of the period	11,226	2,382
Cash, cash equivalents and restricted cash at end of the period	$8,211	$2,726
Supplemental Disclosure of Cash Flow Information
Capital expenditures in accounts payable and other long-term liabilities	$22	$27
Preferred stock warrant reclassification to equity	$—	$4,762
Operating lease liabilities arising from obtaining right-of-use-assets	$2,901	$—
Financing of insurance premiums	$591	$—
Conversion of preferred stock to common stock	$—	$34,203

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the “Company”), a Delaware corporation, is a public safety innovator that builds Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”). The Company designs, manufactures, and deploys its technologies to improve public safety and to protect the places people live, work, study and visit. The Company provides its cutting-edge solutions, including remote monitoring capabilities, to both the private sector and to government clients, including law enforcement.

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

The Company was founded in April 2013 and is headquartered in Sunnyvale, California.

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

The condensed financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $8.2 million as of June 30, 2025, compared to $11.1 million as of December 31, 2024. The Company has historically incurred losses and negative cashflows from operations. As of June 30, 2025, the Company also had an accumulated deficit of approximately $206.4 million and stockholders’ equity of approximately $15.1 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

Reverse Stock Split

On August 16, 2024, stockholders approved a reverse stock split at a ratio between 1-for-5 and 1-for-50. On September 4, 2024, the Board of Directors set the final ratio at 1-for-50 for both Class A and Class B Common Stock. The split became effective on September 13, 2024, following the filing of an amendment to the Company’s Certificate of Incorporation in Delaware. No fractional shares were issued; instead, affected stockholders received a cash payment based on the September 13 closing price on  Nasdaq, totaling approximately $0.1 million. All outstanding stock options were adjusted accordingly, and all share and per-share amounts in financial statements were retroactively updated to reflect the split.

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

Comprehensive Loss

Net loss was equal to comprehensive loss for the three and six months ended June 30, 2025 and 2024.

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

Restricted Cash

The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the first quarter of 2025. As of June 30, 2025 and December 31, 2024, the carrying value of restricted cash was $0 and $0.1 million, respectively.

Concentrations of Credit Risk

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface Knightscope Security Operations Center (“KSOC”) as well as the sale of ECDs. The Company reviews its receivables for collectability based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectability of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.2 million allowance for credit losses on its accounts receivable as of June 30, 2025 compared to an allowance of $0.1 million on its accounts receivable balance as of December 31, 2024.

As of June 30, 2025, the Company had no clients whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable compared with one client as of December 31, 2024 (13%).

For the three and six months ended June 30, 2025, the Company had one client who individually accounted for 10% or more of the Company’s total revenue, net (13%, 17%) compared with one client who individually accounted for 10% of total revenue, net for the three months ended June 30, 2024 (14%) and no clients who individually accounted for 10% or more of the total revenue for the six months ended June 30, 2024.

Inventory

Inventory, principally purchased components, is stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis. The following table presents the components of inventory (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$1,376	$1,539
Work in process	190	123
Finished goods	176	135
	$1,742	$1,797

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales and marketing expense, and cost of revenue, net on the Company’s condensed statements of operations. Depreciation expense on finished ASRs was $0.5 million for the three months ended June 30, 2025 and 2024. Depreciation expense on finished ASRs was $1.0 million for the six months ended June 30, 2025 and 2024.

ASRs, net, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$3,034	$2,465
ASRs in progress	197	322
Finished ASRs	12,166	11,790
	15,397	14,577
Less: accumulated depreciation on Finished ASRs	(6,686)	(5,812)
ASRs, net	$8,711	$8,765

The components of the Finished ASRs, net are as follows (in thousands):

	June 30,	December 31,
	2025	2024
ASRs on lease or available for lease	$10,692	$10,553
Demonstration ASRs	392	587
Research and development ASRs	577	102
Charge boxes	505	548
	12,166	11,790
Less: accumulated depreciation	(6,686)	(5,812)
Finished ASRs, net	$5,480	$5,978

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands, except years):

		June 30, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(536)	$454
Customer relationships	8	950	(322)	628
Total		$1,940	$(858)	$1,082

		December 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(437)	$553
Customer relationships	8	950	(262)	688
Total		$1,940	$(699)	$1,241

Intangible assets amortization expense totaled $0.1 million for the three months ended June 30, 2025 and 2024. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service on the Company’s condensed statements of operations.

Intangible assets amortization expense totaled $0.2 million for the six months ended June 30, 2025 and 2024. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service on the Company’s condensed statements of operations.

As of June 30, 2025, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining 6 months)	$158
2026	317
2027	275
2028	118
2029	119
2030 and thereafter	95
Total	$1,082

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Legal, consulting and financial services	$323	$58
Sales tax	353	378
Warranty liability	362	364
Payroll and payroll taxes	347	364
Customer deposits	169	82
Credit cards	182	128
Accrued interest	210	—
Other	363	420
	$2,309	$1,794

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

Change in the warranty liability for the six months ended consisted of the following (in thousands):

	June 30,
	2025	2024
Balance January 1,	$364	$406
Provision for warranties issued	123	234
Warranty services provided	(125)	(183)
	$362	$457

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024 consist of the following:

	June 30,	June 30,
	2025	2024
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	172,880
Stock options	314,951	280,117
Total potentially dilutive shares	501,362	452,997

The weighted average number of shares of common stock outstanding as of June 30, 2025 includes the weighted average effect of the 15,238 vendor warrants (as defined in Note 5 - Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of June 30, 2025, none of the vendor warrants have been exercised and are not included in the table above.

 As all potentially dilutive securities are anti-dilutive as of June 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for each period.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets.  The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on the financial statements and related disclosures.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows (in thousands):

June 30, 2025
Deferred revenue - short term	$1,821
Revenue recognized in the six months ended related to amounts included in deferred revenue at the beginning of the period	$1,416

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Three Months Ended June 30,
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$12	$1,134	$1,146	$22	$990	$1,012
ECDs	1,358	245	1,603	1,928	263	2,191
Total	$1,370	$1,379	$2,749	$1,950	$1,253	$3,203

	Six Months Ended June 30,
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$20	$2,308	$2,328	$47	$1,955	$2,002
ECDs	2,863	475	3,338	3,154	301	3,455
Total	$2,883	$2,783	$5,666	$3,201	$2,256	$5,457

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2025 and December 31, 2024, and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Cash equivalents:
Money market funds	$7,747	$7,747	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash equivalents and restricted cash:
Money market funds	$10,638	$10,638	$—	$—

During the six-month periods ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

As of June 30, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the six-month period ended June 30, 2024, which were measured at fair value on a recurring basis (in thousands):

June 30,
2024
Beginning Balance	$6,247
Revaluation of Series m-3 and S Preferred Stock warrants	(1,214)
Reclassification of Series m-3 and S Preferred Stock warrants	(4,762)
Revaluation of common stock warrants	(237)
Ending Balance	$34

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

August 2024 Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”), excluding an At The Market offering, at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and the number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2.5 million payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $0.5 million payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note shall not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal shall, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable per annum until such date that the Event of Default is cured or the August 2024 Note is paid in full.

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

The August 2024 Note was paid in full, therefore as of June 30, 2025 and December 31, 2024, the outstanding balance was $0 and $1.4 million, respectively and was included in the current portion of debt obligations.

Insurance Notes

On October 26, 2024, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39%. On February 4, 2025, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $35 thousand with a borrowing rate of 7.39%. As of June 30, 2025, the outstanding balance on the financing for the insurance premiums was $0.3 million.

The amortized carrying amount of the Company’s debt obligations consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Bonds, net of unamortized issuance costs of $277 and $316, respectively	$3,991	$3,952
August 2024 Note	—	1,364
Insurance Notes	281	—
Total debt	4,272	5,316
Less: current portion of debt obligations	(281)	(1,364)
Non-current portion of debt obligations	$3,991	$3,952

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

All pre-funded warrants issued in this offering were exercised in full as of June 30, 2025.

Vendor Warrants

On January 6, 2025, we issued unregistered warrants to a consultant hired for advisory services, strategic communications, national security consulting, and government engagement support related to the Company’s products and services. The warrants are exercisable for such number of shares of our Class A Common Stock which equals $15 thousand per month (for a total of $0.1 million) divided by the 30-day weighted average trading price per share, and have a term of 6 years. The offer and issuance of the warrants was made in reliance on an exemption from registration pursuant to, and in accordance with the procedures set forth in, Rule 144A, under the Securities Act.

A summary of the Company’s outstanding warrants as of June 30, 2025 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Vendor Warrants)	15,238	$0.001	6 years from each issuance
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

June 30,
2025
Stock options to purchase common stock	314,951
Warrants outstanding for future issuance of common stock	201,649
Stock options available for future issuance	293,566
Total shares of Class A Common Stock reserved	810,166

At-the-Market Offering Program

On February 1, 2023, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). We initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024, and November 14, 2024.

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of August 8, 2025, we have approximately $44.2 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

For the six months ended June 30, 2025, we have sold an aggregate of 1,779,720 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $10.3 million, after deducting sales agent fees and expenses of approximately $0.3 million.

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

Stock option activity under all of the Company’s equity incentive plans for the six-month period ended June 30, 2025 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2024	92,020	296,391	$50.50	7.97	$26
2022 Equity incentive plan increase	220,106	—	—
Granted	(33,876)	33,876	4.59
Forfeited	15,316	(15,316)	70.08
Available and outstanding as of June 30, 2025	293,566	314,951	$44.56	7.75	$—
Vested and exercisable as of June 30, 2025		169,957	$61.66	6.60	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.94 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2025 was $3.00 per share. There were no options exercised during the six-month period ended June 30, 2025 compared to 2,260 options exercised during the six-month period ended June 30, 2024. The fair value of stock options that vested during the six months ended June 30, 2025, and 2024 was $1.3 million and $0.3 million, respectively.

The determination of the fair value of options granted during the three and six months ended June 30, 2025 and 2024 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.03%	4.20%	4.11%	4.20%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	51.71%	54.30%	52.37%	54.35%
Expected term (in years)	6.1	5.8	6.1	5.7

A summary of stock-based compensation expense recognized in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue, net	$40	$8	$86	$65
Research and development	115	146	263	268
Sales and marketing	22	32	43	80
General and administrative	208	83	415	190
Total	$385	$269	$807	$603

As of June 30, 2025, the Company had unamortized stock-based compensation expense of $1.7 million that will be recognized over the weighted average remaining vesting term of options of 2.0 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 7: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. Its current corporate headquarters are located in Mountain View, California, under a lease that extends through August 2025.  In April 2025, the Company entered into a new operating lease for its future headquarters in Sunnyvale, California, with a lease term through June 30, 2030.  Upon commencement of this new lease in April 2025, the Company paid a refundable lease deposit of $0.5 million on and recognized operating lease right-of-use asset and operating lease liability of $2.9 million, each. The annual base rent under the new lease is $0.9 million.  In addition to base rent, the Company is also responsible for covering its share of the common area expenses and property taxes associated with the building. We are currently in the process of relocating our corporate offices and manufacturing operations to this new Sunnyvale location. During the last six months of 2025, the Company expects to use cash for leasehold improvements to build out and furnish the new space.

As of June 30, 2025 and December 31, 2024, the components of the Company’s leases and lease costs were as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,948	$407

Operating lease liabilities, current portion	$119	$412
Operating lease liabilities, non-current portion	3,011	—
Total operating lease liabilities	$3,130	$412

Operating lease costs	$675	$989

Operating lease costs were approximately $0.5 million and $0.3 million for the three-month periods ended June 30, 2025 and 2024, respectively and approximately $0.7 million and $0.5 million six-month periods ended June 30, 2025 and 2024.

As of June 30, 2025, future minimum operating lease payments were as follows (in thousands):

Years ending December 31,	Amount
2025 (remaining six months)	$120
2026	891
2027	999
2028	1,029
2029	1,060
2030	496
Total future minimum lease payments	4,595
Less – Interest	(1,465)
Present value of lease liabilities	$3,130

As of June 30, 2025, the weighted average remaining lease term is 4.8 years and the weighted average discount rate is 14.9%.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates monthly purchases of $40 thousand commencing in January 2025 and concluding in August 2026, culminating in a total expenditure of $0.8 million. In the six months ended June 30, 2025, the Company made payments totaling $0.1 million pursuant to this commitment.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of June 30, 2025 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of June 30, 2025 and December 31, 2024.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.4 million as of June 30, 2025 and December 31, 2024 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

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

NOTE 9: Subsequent Events

At-the-market offering program

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of August 8, 2025, we have approximately $44.2 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

From July 1, 2025 to August 8, 2025, the Company sold 2,750,030 shares of Class A Common Stock, generating approximately $19.7 million of proceeds, net of commissions and other issuance costs, under the Company’s at-the-market offering program, resulting in cash on hand of $24.2 million as of August 8, 2025.

On July 18, 2025, the Company filed a prospectus supplement to amend the April 2025 Prospectus Supplement to increase the issuance and sale from time to time to up to $50.0 million in shares of Class A Common Stock subject to, and in accordance with, SEC rules.

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

Our core technologies are a unique combination of autonomy, robotics, artificial intelligence and electric vehicle technology:

Business Environment

Knightscope operates in a dynamic and evolving trade environment that can impact both material sourcing and manufacturing costs. Knightscope strongly supports efforts to revitalize domestic manufacturing and is committed to scaling U.S.-based engineering and production operations. While we strive to manufacture our ASRs and ECDs domestically, global material availability and supplier delivery performance continue to present challenges. These supply chain constraints have, at times, impacted the timing of equipment production and delivery to our clients.

In addition, the evolving global tariff environment continues to influence input costs for certain components and materials. While the overall financial impact to date has been immaterial, we remain vigilant and proactive in mitigating future cost pressures.

To address these challenges, we are actively investing in our new, larger production facility in Sunnyvale, California, and taking targeted actions to enhance throughput, strengthen yield, and improve overall delivery performance. We are optimizing our procurement and production strategies, leveraging existing supplier relationships, and evaluating alternative sourcing options where appropriate. Additionally, Knightscope continues to maintain disciplined cost controls and may implement selective pricing adjustments as needed to offset residual tariff-related pressures while preserving value for our clients.

Recent Developments

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

As of June 30, 2025, the senior secured promissory note was paid in full.

Strengthened Liquidity

As of June 30, 2025, cash and cash equivalents of approximately $8.2 million, represent a $5.6 million year-over-year increase. This improvement is largely attributable to disciplined expense management and strategically executed financing.

Investment in growth and innovation

New, Larger Facility - In April 2025, Knightscope signed a lease for a newly expanded corporate headquarters at 305 North Mathilda Avenue, Sunnyvale, California, securing approximately 33,355 square feet—more than double our former facility. This expanded footprint establishes a strategic hub for enhanced engineering, manufacturing, and client support efforts while the consolidation enables improved internal collaboration and streamlined deployment workflows.

Focused Investment in Innovation - Consistent with our long-term growth strategy, research and development (“R&D”) investments remain strategically directed toward development of the K7 platform and ECD products, advancements in autonomous navigation, and integration of AI-powered analytics. These efforts are designed to drive sustainable, high-margin growth as we enhance our product roadmap and competitive differentiation.

Operational Efficiency

The Company is focused on scaling its business and on implementing strategies to decrease net loss over time.

Production Scheduling - We have staffed a second production shift—resulting in overtime labor cost reduction, improved capacity utilization, and shorter delivery timelines. Our attention remains focused on converting backlog into billings and cash receipts in the coming periods.

Cost Discipline - Despite continued investment in R&D for the next-generation technology platforms, overall operating expense growth remains tightly managed, aligning with our financial strategy of controlling overhead while investing in innovation.

Facility Consolidation and Inventory Assessment – As part of our transition to the new, larger Sunnyvale facility, we are undertaking a comprehensive review and clean-up of our inventory, manufacturing processes, and legacy systems. This effort is expected to enhance operational efficiency and support long-term scalability. However, during this transition, we anticipate identifying a meaningful amount of obsolete, slow-moving, or excess inventory. As a result, the Company expects to incur non-cash inventory write-offs in future periods, which may adversely impact gross margin and operating results in the near term. These actions are part of a broader initiative to streamline operations and align inventory with current and future product roadmaps.

Supply Chain Challenges

The Company was adversely affected by material shortages on certain ECD product deliveries, ultimately resulting in lower-than-expected Q2 product revenues. In response, the Company has proactively mitigated future supply shortages by diversifying our supply base for certain electronic components used in ECD assemblies. Additionally, the Company has implemented proactive material replenishment mechanisms to minimize impact. As a result, we are now better positioned to accelerate backlog conversion to cash, with shortened delivery times to our valued ECD clients.

As of August 8, 2025, the Company had a total backlog of approximately $2.9 million, comprised of $2.2 million related to orders for ECDs and $0.7 million related to ASR orders.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed the tax law referred to as One-Big-Beautiful-Bill-Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (“TCJA”) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting its business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBBA, would not have a material impact to the Company. The Company will continue to assess the tax accounting impacts as more information is made available and will record the tax impact, if any, in the third quarter of 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth selected condensed statements of operations data and such data as a percentage of total revenue.

	Three Months Ended June 30,
(in thousands, except percentages)	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$2,079	76%	$1,950	61%
Product	670	24%	1,253	39%
Total revenue, net	2,749	100%	3,203	100%
Cost of revenue, net
Service	2,844	103%	2,791	87%
Product	823	30%	970	30%
Total cost of revenue, net	3,667	133%	3,761	117%
Gross loss	(918)	(33)%	(558)	(17)%
Operating expenses:
Research and development	2,099	76%	1,637	51%
Sales and marketing	1,068	39%	1,537	48%
General and administrative	2,172	79%	2,734	85%
Restructuring charges	11	—%	295	9%
Total operating expenses	5,350	195%	6,203	194%
Loss from operations	(6,268)	(228)%	(6,761)	(211)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	681	21%
Interest expense, net	(73)	(3)%	(128)	(4)%
Other income (expense), net	12	—%	(63)	(2)%
Total other income (expense)	(61)	(2)%	490	15%
Net loss before income tax expense	(6,329)	(230)%	(6,271)	(196)%
Income tax expense	—	—%	—	—%
Net loss	$(6,329)	(230)%	$(6,271)	(196)%

Revenue, net

Total revenue, net for the three months ended June 30, 2025 decreased by approximately $0.5 million compared to the same period in the prior year as a $0.6 million decrease in product revenue was partially offset by a $0.1 million increase in service revenue. Service revenue grew as we continued to deploy ASRs into our network. However, this growth was partially offset by a decline in Product revenue primarily due to component shortages across the ECD portfolio.

Cost of revenue, net

Total cost of revenue, net of $3.7 million for the three months ended June 30, 2025, decreased approximately $0.1 million compared to the same period in the prior year.  This was due to $0.1 million lower product cost, partially offset by slightly higher service cost.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the three months ended June 30, 2025 of approximately $0.9 million net, compared to $0.6 million or for the three months ended June 30, 2024.

As a percentage of net revenue, gross loss increased to approximately 33% from 17% for the three months ended June 30, 2025 and 2024 respectively. The increase in loss was primarily due to lower ECD revenue.

Research and Development

	Three Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$2,099	$1,637	$462	28%
Percentage of total revenue	76%	51%

Research and development expenses increased by approximately $0.5 million, or approximately 28% for the three months ended June 30, 2025, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales and Marketing

	Three Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$1,068	$1,537	$(469)	(31)%
Percentage of total revenue	39%	48%

Sales and marketing expenses decreased by approximately $0.5 million, or approximately 31%, for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decline in advertising and promotional costs compared to the same period in the prior year.

General and Administrative

	Three Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
General and administrative	$2,172	$2,734	$(562)	(21)%
Percentage of total revenue	79%	85%

General and administrative expenses decreased by approximately $0.6 million or approximately 21% for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to $0.3 million lower investor relations fees and $0.7 million lower third-party professional fees, primarily legal and finance services. These decreases were partially offset by $0.3 million higher costs in rent expense.

Restructuring Charges

	Three Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring Charges	$11	$295	$(284)	(96)%
Percentage of total revenue	—%	9%

Restructuring charges were immaterial for the three-month period ended June 30, 2025 compared to $0.3 million for the same period in the prior year.

Other Income (expense)

	Three Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liability	$—	$681	$(681)	(100)%
Interest expense, net	(73)	(128)	55	43%
Other income (expense), net	12	(63)	75	119%
Total other income (expense)	$(61)	$490	$(551)	(112)%

Total other income (expense) decreased by approximately $0.6 million, or 112% for the three months ended June 30, 2025 as compared to the same period in the prior year as non-cash income from change in the fair value of warrant and derivative liabilities in 2024 was not repeated in 2025.  The Company extinguished its outstanding warrant liability in 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth selected condensed statements of operations data and such data as a percentage of total revenue.

	Six Months Ended June 30,
(in thousands, except percentages)	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$4,187	74%	$3,641	67%
Product	1,479	26%	1,816	33%
Total revenue, net	5,666	100%	5,457	100%
Cost of revenue, net
Service	5,600	99%	5,874	108%
Product	1,652	29%	1,586	29%
Total cost of revenue, net	7,252	128%	7,460	137%
Gross loss	(1,586)	(28)%	(2,003)	(37)%
Operating expenses:
Research and development	4,224	75%	3,206	59%
Sales and marketing	2,343	41%	3,043	56%
General and administrative	4,932	87%	6,375	117%
Restructuring charges	11	—%	414	8%
Total operating expenses	11,510	203%	13,038	239%
Loss from operations	(13,096)	(231)%	(15,041)	(276)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	1,451	27%
Interest expense, net	(154)	(3)%	(193)	(4)%
Other income (expense), net	24	—%	(80)	(1)%
Total other income (expense)	(130)	(2)%	1,178	22%
Net loss before income tax expense	(13,226)	(233)%	(13,863)	(254)%
Income tax expense	—	—%	—	—%
Net loss	$(13,226)	(233)%	$(13,863)	(254)%

Revenue, net

Total revenue, net for the six months ended June 30, 2025 increased by approximately $0.2 million compared to the same period in the prior year due to a $0.5 million increase in service revenue partially offset by $0.3 million decrease in product revenue, primarily driven by supply chain issues related to availability of ECD components in the second quarter. Service revenue increased across both product lines as ASR deployments increased year-over-year and ECD services revenue grew due to pricing changes and the increased use of full service maintenance plans by our clients.

Cost of revenue, net

Total cost of revenue, net of $7.3 million for the six months ended June 30, 2025 decreased approximately $0.2 million compared to the same period in the prior year.  This decrease was primarily due to lower cost of revenue in services of $0.3 million, partially offset by higher costs of revenues in product of $0.1 million.

Service cost of revenue, net came in $0.3 million lower as compared to the same period in 2024 due to $1.1 million in savings from one-time scrap fees in 2024 and $0.1 million in savings from cellular fees, partially offset by $0.6 million in higher third-party expenses. Third party expenses are related to the strategic decision we made in March 2024 to outsource field services to third party partners. The higher expense in 2025 reflects two full quarters of expenses compared to only one quarter of expenses in 2024.

Product cost of revenue, net for the six months ended June 30, 2025 of $1.7 million was $0.1 million higher than the prior year.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the six months ended June 30, 2025 of approximately $1.6 million, net, compared to $2.0 million for the six months ended June 30, 2024.

As a percentage of net revenue, gross loss decreased to 28% from 37% for the six months ended June 30, 2025 and 2024 respectively. This decrease was primarily driven by approximately $1.1 million in savings from one-time scrap fees in 2024 related to the write-off of discontinued K5 v3 machines which were replaced with the improved, better performing K5 v5 ASRs.

Research and Development

	Six Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$4,224	$3,206	$1,018	32%
Percentage of total revenue	75%	59%

Research and development expenses increased by approximately $1.0 million, or approximately 32% for the six months ended June 30, 2025, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales and Marketing

	Six Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$2,343	$3,043	$(700)	(23)%
Percentage of total revenue	41%	56%

Sales and marketing expenses decreased by approximately $0.7 million, or approximately 23%, for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decline in advertising and promotional costs compared to the same period in the prior year.

General and Administrative

	Six Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
General and administrative	$4,932	$6,375	$(1,443)	(23)%
Percentage of total revenue	87%	117%

General and administrative expenses decreased by approximately $1.4 million or approximately 23% for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to $1.4 million lower investor relations fees that the Company spent in the prior year to support its funding efforts, including the Public Safety Infrastructure Bonds and $0.9 million lower third-party professional fees, primarily legal and finance services. These decreases were partially offset by $0.2 million higher consulting costs and $0.3 million higher rent expense related to our new, larger facility in Sunnyvale, CA.

Restructuring Charges

	Six Months Ended
	June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring Charges	$11	$414	$(403)	(97)%
Percentage of total revenue	—%	8%

Restructuring charges were immaterial for the six months ended June 30, 2025 compared to $0.4 million for the same period in the prior year.

Other Income (expense)

	Six Months Ended
	June 30
(in thousands, except percentages)	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$—	$1,451	$(1,451)	(100)%
Interest expense, net	(154)	(193)	39	20%
Other income (expense), net	24	(80)	104	130%
Total other income (expense)	$(130)	$1,178	$(1,308)	(111)%

Total other income (expense) decreased by approximately $1.3 million, or 111% for the six months ended June 30, 2025 as compared to the same period in the prior year as non-cash income from change in the fair value of warrant and derivative liabilities in 2024 was not repeated in 2025.  The Company extinguished its outstanding warrant liability in 2024.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings.

As of June 30, 2025 and December 31, 2024, we had $8.2 million and $11.1 million, respectively, of cash and cash equivalents. As of June 30, 2025, the Company had additional paid-in capital of $221.5 million, partially offset by an accumulated deficit of approximately $206.4 million, working capital of approximately $6.3 million and total stockholders’ equity of approximately $15.1 million.

We have generated significant losses from operations as reflected in our accumulated deficit. Additionally, we have generated negative cash flows from operations and investing activities as we continue to support the growth of our business. We anticipate continuing to make significant capital investments over the next several years to focus on ramping up production to support anticipated growth. We also anticipate continuing to make investments in future growth initiatives, including new product development across ASRs and ECDs as well as other technology and software.

Our future operating losses and capital needs may differ materially from current plans and will depend on factors such as revenue growth, R&D and growth-related spending, manufacturing scale-up, cost-reduction efforts, product launch timing, customer adoption, and broader economic conditions. We may require additional financing through debt or equity. Equity sales could dilute existing stockholders, while debt could impose repayment obligations and restrictive covenants. There is no assurance we can obtain financing on favorable terms or at all, and failure to do so could adversely impact our business objectives.

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

At-the-Market Offering Program

On February 1, 2023, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). We initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024, and November 14, 2024.

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A common stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of August 8, 2025, we have approximately $44.2 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

For the three months ended June 30, 2025, we have sold an aggregate of 531,884 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $2.9 million, after deducting sales agent fees and expenses of approximately $0.1 million.

For the six months ended June 30, 2025, we have sold an aggregate of 1,779,720 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $10.3 million, after deducting sales agent fees and expenses of approximately $0.3 million.

Securities Purchase Agreement

On March 27, 2025, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering, 625,000 shares of the Company’s Class A Common Stock, par value $0.001 per share, at a purchase price of $2.75 per share.  The gross proceeds to the Company from the offering were approximately $1.7 million before deducting placement agent fees and other offering expenses paid by the Company.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(11,865)	$(12,642)
Net cash used in investing activities	(1,186)	(1,763)
Net cash provided by financing activities	10,036	14,749
Net change in cash, cash equivalents and restricted cash	$(3,015)	$344

Net Cash Used in Operating Activities

Net cash used in operating activities represents use of cash to pay our suppliers, employees and local, state and federal government organizations. This is partially offset by customer-related activities, the largest of which is collecting cash resulting from product or services sales.

Net cash used in operating activities was approximately $11.9 million for the six months ended June 30, 2025. Net cash used in operating activities resulted from a net loss of approximately $13.2 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the six months ended June 30, 2025 decreased by approximately $0.8 million as compared to the same period of the prior year. This was primarily a result of a decrease in the net loss of approximately $0.6 million, an increase in stock-based compensation of approximately $0.2 million, and a decrease in the change in fair value of warrant and derivative liabilities of approximately $1.5 million, partially offset by changes in assets and liabilities of approximately $0.6 million and a loss on disposal of ASRs and related inventory of approximately $1.0 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was approximately $1.2 million and $1.8 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $10.0 million for the six months ended June 30, 2025, a decrease of approximately $4.7 million as compared to the same period of the prior year. Our financing activities for the six months ended June 30, 2025, consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright of approximately $10.3 million, net proceeds from the issuance of common stock under a direct registration offering of approximately $1.4 million, partially offset by repayments of debt obligations of $1.7 million. In the prior year period, our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright of approximately $12.1 million and the issuance of our Public Safety Infrastructure Bonds of approximately $2.6 million.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from what was reported in the Annual Report on Form 10-K. Please see Note 1 to our condensed financial statements elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act we are not required to provide information under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.7	Bylaws (incorporated by reference to Exhibit 2.2 to Knightscope, Inc.’s Regulation A Offering Statement on Form 1-A (File No. 024-11004)).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41248) filed on July 21, 2025).

10.1*	Consent to Subletting by and between 305 N Mathilda LLC, Siemens Medical Solutions USA, Inc. and the Company dated April 9, 2025

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

Date: August 12, 2025

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)