Form 10-Q
period 2025-09-30
Knightscope, Inc.
filed 2025-11-12
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 11,172,438 shares of the registrant’s Class A Common Stock outstanding and 336,424 shares of the registrant’s Class B Common Stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,389	$11,124
Restricted cash	—	102
Accounts receivable, net of allowance for credit losses of $95 and $139 as of September 30, 2025 and December 31, 2024, respectively	2,464	1,731
Inventory	1,818	1,797
Prepaid expenses and other current assets	1,141	345
Total current assets	25,812	15,099
Autonomous Security Robots, net	7,952	8,765
Property, equipment and software, net	904	661
Operating lease right-of-use-assets	2,877	407
Goodwill	1,922	1,922
Intangible assets, net	1,003	1,241
Other assets	592	90
Total assets	$41,062	$28,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,639	$2,812
Accrued expenses and other current liabilities	2,648	1,794
Deferred revenue	1,416	1,883
Operating lease liabilities, current	320	412
Debt obligations, current	105	1,364
Total current liabilities	7,128	8,265

Non-current liabilities:
Debt obligations, net of debt issuance costs of $258 and $316 as of September 30, 2025 and December 31, 2024, respectively	3,995	3,952
Operating lease liabilities, noncurrent	2,954	—
Other noncurrent liabilities	88	187
Total liabilities	14,165	12,404

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 228,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 10,063,815 and 4,065,347 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	4
Class B Common Stock, $0.001 par value, 30,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 336,424 and 336,759 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	242,844	208,969
Accumulated deficit	(215,957)	(193,192)
Total stockholders’ equity	26,897	15,781
Total liabilities and stockholders’ equity	$41,062	$28,185

(1)	The condensed balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net
Service	$1,906	$1,861	$6,093	$5,502
Product	1,225	674	2,704	2,490
Total revenue, net	3,131	2,535	8,797	7,992
Cost of revenue, net
Service	3,505	2,382	9,105	8,256
Product	1,196	659	2,848	2,169
Total cost of revenue, net	4,701	3,041	11,953	10,425
Gross loss	(1,570)	(506)	(3,156)	(2,433)

Operating expenses:
Research and development	3,773	1,770	7,997	4,976
Sales and marketing	1,089	1,000	3,432	4,043
General and administrative	3,076	4,432	8,008	10,883
Restructuring charges	—	33	11	447
Total operating expenses	7,938	7,235	19,448	20,349

Loss from operations	(9,508)	(7,741)	(22,604)	(22,782)

Other income (expense):
Change in fair value of warrant and derivative liabilities	—	(2,966)	—	(1,515)
Interest income (expense), net	59	(130)	(95)	(323)
Other income (expense), net	(90)	(67)	(66)	(147)
Total other income (expense)	(31)	(3,163)	(161)	(1,985)

Net loss before income tax expense	(9,539)	(10,904)	(22,765)	(24,767)
Income tax expense	—	—	—	—
Net loss	$(9,539)	$(10,904)	$(22,765)	$(24,767)
Basic and diluted net loss per common share	$(0.98)	$(3.58)	$(3.08)	$(10.19)
Weighted average shares used to compute basic and diluted net loss per share	9,761,298	3,042,301	7,402,958	2,431,269

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	2,339,348	$2	334,515	$—	$186,495	$(175,321)	$11,176

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	724	—	724

Stock options exercised	—	—	—	—	—	—	—	—	—	—	(2,260)	—	2,260	—	—	—	—

Fractional share adjustment due to reverse stock split	—	—	—	—	—	—	—	—	—	—	(7,771)	—	(16)	—	(78)	—	(78)

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	906,492	1	—	—	8,336	—	8,337

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,904)	(10,904)

Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	3,235,809	$3	336,759	$—	$195,477	$(186,225)	$9,255

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	35,593	$4,621	3,200	$480	52,844	$21,390	28,368	$614	69,977	$7,098	1,603,772	$2	187,156	$—	$134,822	$(161,458)	$(26,634)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,327	—	1,327

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	2,260	—	18	—	18

Fractional share adjustment due to reverse stock split		—	—	—	—	—	—	—	—	—	(7,771)	—	(16)	—	(78)	—	(78)

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	1,470,537	1	—	—	20,425	—	20,426

Share conversion to common stock	(35,593)	(4,621)	(3,200)	(480)	(52,844)	(21,390)	(28,368)	(614)	(69,977)	(7,098)	169,271	—	147,359	—	34,203	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,767)	(24,767)

Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	3,235,809	$3	336,759	$—	$195,477	$(186,225)	$9,255

Note: Share amounts have been adjusted to reflect the impact of a 1-for-50 reverse stock split of the Company’s common stock effected in September 2024 as discussed in Note 1.

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of June 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	376	—	376

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,967,130	3	—	—	20,942	—	20,945

Share conversion to common stock	—	—	—	—	—	—	—	—	—	—	335	—	(335)	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,539)	(9,539)

Balance as of September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	10,063,815	$10	336,424	$—	$242,844	$(215,957)	$26,897

	Series m		Series m-2		Series S		Series A		Series B		Class A		Class B
	Preferred		Preferred		Preferred		Preferred		Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,183	—	1,183

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	—	—	4,746,850	4	—	—	31,215	—	31,219

Proceeds from Direct Registration Offering	—	—	—	—	—	—	—	—	—	—	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	43	—	43

Prefunded warrants exercised	—	—	—	—	—	—	—	—	—	—	626,283	1	—	—	(1)	—	—

Share conversion costs	—	—	—	—	—	—	—	—	—	—	335	—	(335)	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,765)	(22,765)

Balance as of September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	10,063,815	$10	336,424	$—	$242,844	$(215,957)	$26,897

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(22,765)	$(24,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,937	1,894
Loss on disposal of Autonomous Security Robots	761	1,075
(Gain)/Loss on disposal of property and equipment	(10)	—
Stock compensation expense	1,183	1,327
Warrants issued in exchange for consulting services	43	—
Change in fair value of warrant and derivative liabilities	—	1,515
Accrued interest	315	264
Amortization of debt discount	58	51
Changes in operating assets and liabilities:
Accounts receivable, net	(733)	(265)
Inventory	(21)	(576)
Prepaid expenses and other assets	(707)	474
Accounts payable	(210)	676
Accrued expenses and other current liabilities	494	275
Deferred revenue	(467)	736
Lease liabilities and other noncurrent liabilities	387	(56)
Net cash used in operating activities	(19,735)	(17,377)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,480)	(2,468)
Purchases of property and equipment	(412)	(12)
Net cash used in investing activities	(1,892)	(2,480)

Cash Flows From Financing Activities
Proceeds from stock options exercised	—	18
Cash paid for fractional shares	—	(78)
Proceeds from equity sale, net of issuance costs	31,219	20,426
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	—	2,639
Proceeds from Direct Registration Offering	1,436	—
Repayments of debt obligations	(1,865)	(227)
Share conversion costs	—	(2)
Net cash provided by financing activities	30,790	22,776
Net change in cash, cash equivalents and restricted cash	9,163	2,919
Cash, cash equivalents and restricted cash at beginning of the period	11,226	2,382
Cash, cash equivalents and restricted cash at end of the period	$20,389	$5,301
Supplemental Disclosure of Cash Flow Information
Capital expenditures in accounts payable, accruals and other long-term liabilities	$82	$53
Preferred stock warrant reclassification to equity	$—	$4,762
Operating lease liabilities arising from obtaining right-of-use-assets	$3,049	$—
Promissory note issued in exchange for cancellation of Class A Common Stock Warrants	$—	$3,000
Financing of insurance premiums	$591	$—
Conversion of preferred stock to common stock	$—	$34,203

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the “Company”, “we”, “us” or “our”), a Delaware corporation, is a public safety innovator that builds Autonomous Security Robots (“ASR”) and Emergency Communication Devices (“ECD”). The Company designs, manufactures, and deploys its technologies to improve public safety and to protect the places people live, work, study and visit. The Company provides its cutting-edge solutions, including remote monitoring capabilities, to both the private sector and to government clients, including law enforcement.

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

The unaudited condensed financial statements have been prepared in accordance U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year or for any future interim periods. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed financial statements are issued.

The condensed financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $20.4 million as of September 30, 2025, compared to $11.1 million as of December 31, 2024. The Company has historically incurred losses and negative cashflows from operations. As of September 30, 2025, the Company also had an accumulated deficit of approximately $216.0 million and stockholders’ equity of approximately $26.9 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 condensed financial statements to conform to the fiscal year 2025 presentation. The Company reclassified certain expenses between cost of revenue, net – service and general and administrative expenses. The amounts were not considered material to the condensed financial statements. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity or net loss.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

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

Restricted Cash

The Company had restricted cash as collateral for the Company’s corporate credit card program which was discontinued during the first quarter of 2025. As of September 30, 2025 and December 31, 2024, the carrying value of restricted cash was $0 and $0.1 million, respectively.

Concentrations of Credit Risk

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface Knightscope Security Operations Center (“KSOC”) as well as the sale of ECDs. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.1 million allowance for credit losses on its accounts receivable as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company had two clients whose accounts receivable balance totaled 10% or more (24% and 19%, respectively) of the Company’s total accounts receivable compared with one client as of December 31, 2024 (13%).

For the three and nine months ended September 30, 2025, the Company had one client who individually accounted for 10% or more of the Company’s total revenue, net (24% and 20%, respectively), compared with one client who individually accounted for 10% of total revenue, net for the three months ended September 30, 2024 (12%) and no clients who individually accounted for 10% or more of the total revenue for the nine months ended September 30, 2024.

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

	September 30,	December 31,
	2025	2024
Raw materials	$1,592	$1,539
Work in process	93	123
Finished goods	133	135
	$1,818	$1,797

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales and marketing expense, and cost of revenue, net on the Company’s condensed statements of operations. Depreciation expense on finished ASRs was $0.5 million for the three months ended September 30, 2025 and 2024. Depreciation expense on finished ASRs was $1.5 million for the nine months ended September 30, 2025 and 2024.

ASRs, net, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$2,677	$2,465
ASRs in progress	163	322
Finished ASRs	12,165	11,790
	15,005	14,577
Less: accumulated depreciation on Finished ASRs	(7,053)	(5,812)
ASRs, net	$7,952	$8,765

The components of the Finished ASRs, net are as follows (in thousands):

	September 30,	December 31,
	2025	2024
ASRs on lease or available for lease	$10,849	$10,553
Demonstration ASRs	392	587
Research and development ASRs	546	102
Charge boxes	378	548
	12,165	11,790
Less: accumulated depreciation	(7,053)	(5,812)
Finished ASRs, net	$5,112	$5,978

Intangible Assets

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands, except years):

		September 30, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(586)	$404
Customer relationships	8	950	(351)	599
Total		$1,940	$(937)	$1,003

		December 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(437)	$553
Customer relationships	8	950	(262)	688
Total		$1,940	$(699)	$1,241

Intangible assets amortization expense totaled $0.1 million for the three months ended September 30, 2025 and 2024. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service on the Company’s condensed statements of operations.

Intangible assets amortization expense totaled $0.2 million for the nine months ended September 30, 2025 and 2024. Intangible assets amortization was recorded in sales and marketing and cost of revenue, net - service on the Company’s condensed statements of operations.

As of September 30, 2025, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining 3 months)	$79
2026	317
2027	275
2028	118
2029	119
2030	95
Total	$1,003

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Legal, consulting and financial services	$1,041	$58
Sales tax	68	378
Warranty liability	386	364
Payroll and payroll taxes	119	364
Customer deposits	203	82
Credit cards	183	128
Accrued interest	315	—
Other	333	420
	$2,648	$1,794

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

Change in the warranty liability for the nine months ended consisted of the following (in thousands):

	September 30,
	2025	2024
Balance January 1,	$364	$406
Provision for warranties issued	224	331
Warranty services provided	(202)	(291)
	$386	$446

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	September 30,	September 30,
	2025	2024
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	150,111
Stock options	319,493	298,863
Total potentially dilutive shares	505,904	448,974

The weighted average number of shares of common stock outstanding as of September 30, 2025 includes the weighted average effect of the 15,238 vendor warrants (as defined in Note 5 - Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share). As of September 30, 2025, none of the vendor warrants have been exercised and are not included in the table above.

As all potentially dilutive securities are anti-dilutive as of September 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for each period.

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows (in thousands):

September 30, 2025
Deferred revenue - short term	$1,416
Revenue recognized in the nine months ended related to amounts included in deferred revenue at the beginning of the period	$1,674

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Three Months Ended September 30,
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$6	$1,044	$1,050	$20	$1,123	$1,143
ECDs	1,848	233	2,081	1,191	201	1,392
Total	$1,854	$1,277	$3,131	$1,211	$1,324	$2,535

	Nine Months Ended September 30,
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$26	$3,352	$3,378	$67	$3,078	$3,145
ECDs	4,711	708	5,419	4,345	502	4,847
Total	$4,737	$4,060	$8,797	$4,412	$3,580	$7,992

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2025 and December 31, 2024, and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Cash equivalents:
Money market funds	$20,344	$20,344	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash equivalents and restricted cash:
Money market funds	$10,638	$10,638	$—	$—

During the nine-month periods ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

As of September 30, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liabilities during the nine-month period ended 2024, which were measured at fair value on a recurring basis (in thousands):

September 30,
2024
Beginning Balance	$6,247
Warrants cancelled	(3,000)
Revaluation of Series m-3 and S Preferred Stock warrants	(1,214)
Reclassification of Series m-3 and S Preferred Stock warrants	(4,762)
Revaluation of common stock warrants	2,729
Ending Balance	$—

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

The August 2024 Note was paid in full, therefore as of September 30, 2025 and December 31, 2024, the outstanding balance was $0 and $1.4 million, respectively and was included in the current portion of debt obligations.

Insurance Notes

On October 26, 2024, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39%. On February 4, 2025, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $35 thousand with a borrowing rate of 7.39%. As of September 30, 2025, the outstanding balance on the financing for the insurance premiums was $0.1 million.

The amortized carrying amount of the Company’s debt obligations consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Bonds, net of unamortized issuance costs of $258 and $316, respectively	$3,995	$3,952
August 2024 Note	—	1,364
Insurance Notes	105	—
Total debt	4,100	5,316
Less: current portion of debt obligations	(105)	(1,364)
Non-current portion of debt obligations	$3,995	$3,952

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

For periods subsequent to May 15, 2024, the preferred warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the condensed balance sheets.

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

All pre-funded warrants issued in this offering were exercised in full as of September 30, 2025.

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

A summary of the Company’s outstanding warrants as of September 30, 2025 is as follows:

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

September 30,
2025
Stock options to purchase common stock	319,493
Warrants outstanding for future issuance of common stock	201,649
Stock options available for future issuance	289,024
Total shares of Class A Common Stock reserved	810,166

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

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of November 7, 2025, we have approximately $35.6 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

For the nine months ended September 30, 2025, we have sold an aggregate of 4,746,850 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $31.2 million, after deducting sales agent fees and expenses of approximately $0.9 million.

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

Stock option activity under all of the Company’s equity incentive plans for the nine-month period ended September 30, 2025 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2024	92,020	296,391	$50.50	7.97	$26
2022 Equity incentive plan increase	220,106	—	—
Granted	(45,090)	45,090	4.89
Forfeited	21,988	(21,988)	112.14
Available and outstanding as of September 30, 2025	289,024	319,493	$38.12	7.54	$40
Vested and exercisable as of September 30, 2025		182,079	$51.15	6.51	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $5.77 as of September 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2025 was $2.63 per share. There were no options exercised during the nine-month period ended September 30, 2025 compared to 2,260 options exercised during the nine-month period ended September 30, 2024. The fair value of stock options that vested during the nine months ended September 30, 2025, and 2024 was $1.4 million and $1.1 million, respectively.

The determination of the fair value of options granted during the three and nine months ended September 30, 2025 and 2024 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.82%	4.20%	3.86%	4.20%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	52.36%	54.30%	52.99%	54.35%
Expected term (in years)	6.1	5.8	6.1	5.7

A summary of stock-based compensation expense recognized in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenue, net	$39	$75	$125	$140
Research and development	104	146	367	414
Sales and marketing	22	24	65	104
General and administrative	211	479	626	669
Total	$376	$724	$1,183	$1,327

As of September 30, 2025, the Company had unamortized stock-based compensation expense of $1.2 million that will be recognized over the weighted average remaining vesting term of options of 1.2 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 7: Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. In April 2025, the Company entered into a new operating lease for its current headquarters in Sunnyvale, California, with a lease term through June 30, 2030.  Upon commencement of this new lease in April 2025, the Company paid a refundable lease deposit of $0.5 million on and recognized operating lease right-of-use asset and operating lease liability of $2.9 million, each. The annual base rent under the new lease is $0.9 million.  In addition to base rent, the Company is also responsible for covering its share of the common area expenses and property taxes associated with the building. During the last three months of 2025, the Company expects to use cash for leasehold improvements to build out and furnish the new space.

As of September 30, 2025 and December 31, 2024, the components of the Company’s leases and lease costs were as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,877	$407

Operating lease liabilities, current portion	$320	$412
Operating lease liabilities, non-current portion	2,954	—
Total operating lease liabilities	$3,274	$412

Operating lease costs	$1,087	$989

Operating lease costs were approximately $0.4 million and $0.3 million for the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $1.1 million and $0.8 million for nine-month periods ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, future minimum operating lease payments were as follows (in thousands):

Years ending December 31,	Amount
2025 (remaining three months)	$33
2026	1,010
2027	999
2028	1,029
2029	1,060
2030	496
Total future minimum lease payments	4,627
Less – Interest	(1,353)
Present value of lease liabilities	$3,274

As of September 30, 2025, the weighted average remaining lease term is 4.6 years and the weighted average discount rate is 14.7%.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR production. This agreement stipulates a total expenditure of $0.8 million before December 31, 2026. In the nine months ended September 30, 2025, the Company made payments totaling $0.1 million pursuant to this commitment.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of September 30, 2025 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed financial statements as of September 30, 2025 and December 31, 2024.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid sales tax and use tax on all purchases of raw materials and in conjunction with the financing arrangement of the Company’s ASRs with Farnam Street Financial. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $0.1 million and $0.4 million as of September 30, 2025 and December 31, 2024 which has been included in other current liabilities on the accompanying condensed balance sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

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

NOTE 9: Subsequent Events

At-the-market offering program

From October 1, 2025 to November 7, 2025, the Company sold 1,108,623 shares of Class A Common Stock, generating approximately $7.1 million of proceeds, net of commissions and other issuance costs, under the Company’s ATM facility, resulting in cash on hand of $22.3 million as of November 7, 2025.

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

Our core technologies are a unique combination of autonomy, robotics, artificial intelligence and electric vehicle technology:

Business Environment

Knightscope operates in a dynamic and evolving trade environment that can impact both material sourcing and manufacturing costs. Knightscope strongly supports efforts to revitalize domestic manufacturing and is committed to scaling U.S.-based engineering and production operations. While we strive to manufacture our ASRs and ECDs domestically, global material availability and supplier delivery performance may present challenges. These supply chain constraints have, at times, impacted the timing of equipment production and delivery to our clients.

In addition, the evolving global tariff environment continues to influence input costs for certain components and materials. While the overall financial impact to date has been deemed immaterial, we remain vigilant and proactive in mitigating future cost pressures.

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

On June 30, 2025, the senior secured promissory note was paid in full.

Strengthened Liquidity – As of September 30, 2025, cash and cash equivalents of approximately $20.4 million, represent a $15.2 million year-over-year increase. This improvement is largely attributable to disciplined expense management and strategically executed financing.

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

Production Improvements – The Company’s continued investment in continuous improvements of our production processes have yielded overtime labor cost reduction, improved capacity utilization, and shorter delivery timelines. Our attention remains focused on converting backlog into billings and cash receipts in the coming periods.

Cost Discipline - Despite continued investment in R&D for the next-generation technology platforms, overall operating expense growth remains tightly managed, aligning with our financial strategy of controlling overhead while investing in innovation.

Facility Consolidation and Inventory Assessment – As part of our transition to the new, larger Sunnyvale facility, we completed a comprehensive review of our inventory, manufacturing processes, and legacy systems. This effort is expected to enhance operational efficiency and support long-term scalability; in connection with these efforts, we identified obsolete, slow-moving, or excess inventory and recorded a non-cash inventory write-off of approximately $0.6 million during the three months ended September 30, 2025.  This cost is recognized in the Company’s Statements of Operations in Cost of revenue, net - service. These actions are part of a broader initiative to streamline operations and align inventory with current and future product roadmaps.

Supply Chain Challenges

During the third quarter of 2025, the Company experienced improved availability of key electronic components used in its ECD product assemblies as a result of the supply chain mitigation measures implemented earlier in the year. These actions - including supplier diversification and proactive material replenishment mechanisms - enabled the Company to fulfill certain delayed orders and increase product revenue during the period.

While overall supply conditions have improved relative to the prior quarter, the Company continues to monitor potential volatility in the global electronics and logistics markets that could affect lead times, component pricing, and production schedules. The Company believes that its current procurement and inventory management processes have positioned it to better respond to potential disruptions; however, the timing and magnitude of future supply constraints remain uncertain and could continue to impact operating results in the near term.

As of November 10, 2025, the Company had a total backlog of approximately $2.8 million, comprised of $2.3 million related to orders for ECDs and $0.5 million related to ASR orders.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed the tax law referred to as One-Big-Beautiful-Bill-Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting its business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBBA, would not have a material impact to the Company.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth selected condensed statements of operations data and such data as a percentage of total revenue.

	Three Months Ended September 30,
(in thousands, except percentages)	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$1,906	61%	$1,861	73%
Product	1,225	39%	674	27%
Total revenue, net	3,131	100%	2,535	100%
Cost of revenue, net
Service	3,505	112%	2,382	94%
Product	1,196	38%	659	26%
Total cost of revenue, net	4,701	150%	3,041	120%
Gross loss	(1,570)	(50)%	(506)	(20)%
Operating expenses:
Research and development	3,773	121%	1,770	70%
Sales and marketing	1,089	35%	1,000	39%
General and administrative	3,076	98%	4,432	175%
Restructuring charges	—	—%	33	1%
Total operating expenses	7,938	254%	7,235	285%
Loss from operations	(9,508)	(304)%	(7,741)	(305)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	(2,966)	(117)%
Interest income (expense), net	59	2%	(130)	(5)%
Other income (expense), net	(90)	(3)%	(67)	(3)%
Total other income (expense)	(31)	(1)%	(3,163)	(125)%
Net loss before income tax expense	(9,539)	(305)%	(10,904)	(430)%
Income tax expense	—	—%	—	—%
Net loss	$(9,539)	(305)%	$(10,904)	(430)%

Revenue, net

Total revenue, net for the three months ended September 30, 2025 increased by approximately $0.6 million compared to the same period in the prior year primarily due to a $0.6 million increase in product revenue. Service revenue was relatively flat for the quarter. The increase in product revenue was largely attributable to the timing of deliveries, as the Company was able to fulfill orders delayed from the second quarter of 2025 following the resolution of certain material shortages that had previously constrained production.

Cost of revenue, net

Total cost of revenue, net of $4.7 million for the three months ended September 30, 2025, increased approximately $1.7 million compared to the same period in the prior year.  This was due to $1.1 million higher service cost and $0.5 million higher product cost than prior year.  Cost of revenue, net – service includes a $0.6 million write-off of obsolete ASR raw materials, $0.4 million in higher materials and labor costs, and $0.1 million higher compensation expense. The increase in cost of revenue, net – product was due to $0.5 million higher materials cost.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the three months ended September 30, 2025 of approximately $1.6 million, compared to $0.5 million for the three months ended September 30, 2024.

As a percentage of net revenue, gross loss increased to approximately 50% from 20% for the three months ended September 30, 2025 and 2024 respectively. The increase in loss was primarily due to the previously mentioned write-off of ASR raw materials and lower ASR revenue.

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$3,773	$1,770	$2,003	113%
Percentage of total revenue	121%	70%

Research and development expenses increased by approximately $2.0 million, or approximately 113%, for the three months ended September 30, 2025, as compared to the same period in the prior year. The increase reflects the Company’s continued investment in advancing product innovation, primarily in the development of the K7 four-wheeled autonomous robot designed to patrol large, outdoor areas.

Sales and Marketing

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$1,089	$1,000	$89	9%
Percentage of total revenue	35%	39%

Sales and marketing expenses increased by approximately $0.1 million, or approximately 9%, for the three months ended September 30, 2025, as compared to the same period in the prior year. The increase over the prior year was primarily due to increased payroll costs associated with our additional sales and marketing personnel.

General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
General and administrative	$3,076	$4,432	$(1,356)	(31)%
Percentage of total revenue	98%	175%

General and administrative expenses decreased by approximately $1.4 million, or approximately 31%, for the three months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to $0.2 million lower investor relations fees, $0.3 million lower stock-based compensation expenses, $0.3 million lower consumable supplies costs, $0.2 million lower credit loss expense and $0.5 million lower third-party professional fees, primarily legal and finance services. These decreases were partially offset by $0.2 million higher rent expense.

Restructuring Charges

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring Charges	$—	$33	$(33)	(100)%
Percentage of total revenue	—%	1%

Restructuring charges were immaterial for both the three-month periods ended September 30, 2025 and 2024.

Other Income (expense)

	Three Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liability	$—	$(2,966)	$2,966	100%
Interest expense, net	59	(130)	189	145%
Other income (expense), net	(90)	(67)	(23)	(34)%
Total other income (expense)	$(31)	$(3,163)	$3,132	(99)%

Total other income (expense) decreased by approximately $3.1 million, or 99%, for the three months ended September 30, 2025 as compared to the same period in the prior year as non-cash expense from change in the fair value of warrant and derivative liabilities in 2024 was not repeated in 2025.  The Company extinguished its outstanding warrant liability in 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth selected condensed statements of operations data and such data as a percentage of total revenue.

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$6,093	69%	$5,502	69%
Product	2,704	31%	2,490	31%
Total revenue, net	8,797	100%	7,992	100%
Cost of revenue, net
Service	9,105	104%	8,256	103%
Product	2,848	32%	2,169	27%
Total cost of revenue, net	11,953	136%	10,425	130%
Gross loss	(3,156)	(36)%	(2,433)	(30)%
Operating expenses:
Research and development	7,997	91%	4,976	62%
Sales and marketing	3,432	39%	4,043	51%
General and administrative	8,008	91%	10,883	136%
Restructuring charges	11	—%	447	6%
Total operating expenses	19,448	221%	20,349	255%
Loss from operations	(22,604)	(257)%	(22,782)	(285)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	(1,515)	(19)%
Interest income (expense), net	(95)	(1)%	(323)	(4)%
Other income (expense), net	(66)	(1)%	(147)	(2)%
Total other income (expense)	(161)	(2)%	(1,985)	(25)%
Net loss before income tax expense	(22,765)	(259)%	(24,767)	(310)%
Income tax expense	—	—%	—	—%
Net loss	$(22,765)	(259)%	$(24,767)	(310)%

Revenue, net

Total revenue, net for the nine months ended September 30, 2025 increased by approximately $0.8 million compared to the same period in the prior year due to a $0.6 million increase in service revenue and a $0.2 million increase in product revenue. Service revenue increased across both product lines as ASR deployments increased $0.2 million year-over-year and ECD services revenue grew $0.4 million over the same period due to pricing changes and the increased adoption of full-service maintenance plans by our clients.

Cost of revenue, net

Total cost of revenue, net of $12.0 million for the nine months ended September 30, 2025 increased by approximately $1.5 million compared to the same period in the prior year. This increase was due to higher cost of revenue in services of $0.8 million, and higher costs of revenues in product of $0.7 million.

Service cost of revenue, net for the nine months ended September 30, 2025 increased by approximately $0.8 million as compared to the same period in 2024 primarily due to $0.5 million in higher third-party expenses and approximately $0.3 million in higher materials costs. Third party expenses are related to the strategic decision we made in March 2024 to outsource field services to third party partners. The higher expense in 2025 reflects three full quarters of expenses compared to only two quarters of expenses in 2024.

Product cost of revenue, net for the nine months ended September 30, 2025 of $2.8 million was $0.7 million higher than the prior year due to higher material costs.

Gross Loss

The revenue and cost of revenue described above resulted in a gross loss for the nine months ended September 30, 2025 of approximately $3.2 million, compared to $2.4 million for the nine months ended September 30, 2024.

As a percentage of net revenue, gross loss increased to 36% from 30% for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$7,997	$4,976	$3,021	61%
Percentage of total revenue	91%	62%

Research and development expenses increased by approximately $3.0 million, or approximately 61%, for the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase is primarily attributable to the Company’s investment in the development of its next-generation K7 autonomous security robot platform – a four-wheeled vehicle designed to operate at higher patrol speeds, traverse multi-terrain surfaces, cover expanded ranges and larger site footprints, and enable enhanced remote monitoring capabilities.  While the K7 has not been commercially deployed yet, the Company believes this investment positions it for future growth opportunities in larger environments.

Sales and Marketing

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$3,432	$4,043	$(611)	(15)%
Percentage of total revenue	39%	51%

Sales and marketing expenses decreased by approximately $0.6 million, or approximately 15%, for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to a decline in advertising and promotional costs compared to the same period in the prior year.

General and Administrative

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
General and administrative	$8,008	$10,883	$(2,875)	(26)%
Percentage of total revenue	91%	136%

General and administrative expenses decreased by approximately $2.9 million, or approximately 26%, for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to $1.6 million lower investor relations fees that the Company spent in the prior year to support its funding efforts, including the Public Safety Infrastructure Bonds, $1.5 million lower third-party professional fees, primarily legal and finance services, and $0.2 million in lower credit loss expense. These decreases were partially offset by $0.2 million higher consulting costs and $0.5 million higher rent expense related to our new, larger facility in Sunnyvale, CA.

Restructuring Charges

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring Charges	$11	$447	$(436)	(98)%
Percentage of total revenue	—%	6%

Restructuring charges were immaterial for the nine months ended September 30, 2025 compared to $0.4 million for the same period in the prior year.

Other Income (expense)

	Nine Months Ended
	September 30
(in thousands, except percentages)	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$—	$(1,515)	$1,515	100%
Interest expense, net	(95)	(323)	228	71%
Other income (expense), net	(66)	(147)	81	55%
Total other income (expense)	$(161)	$(1,985)	$1,824	(92)%

Total other income (expense) decreased by approximately $1.8 million, or 92%, for the nine months ended September 30, 2025 as compared to the same period in the prior year as non-cash expense from change in the fair value of warrant and derivative liabilities in 2024 was not repeated in 2025.  The Company extinguished its outstanding warrant liability in 2024.

Liquidity and Capital Resources

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings.

As of September 30, 2025 and December 31, 2024, we had $20.4 million and $11.1 million, respectively, of cash and cash equivalents. As of September 30, 2025, the Company had additional paid-in capital of $242.8 million, partially offset by an accumulated deficit of approximately $216.0 million, working capital of approximately $18.7 million and total stockholders’ equity of approximately $26.9 million.

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

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A common stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of November 7, 2025, we have approximately $35.6 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

For the three months ended September 30, 2025, we have sold an aggregate of 2,967,130 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $20.9 million, after deducting sales agent fees and expenses of approximately $0.5 million.

For the nine months ended September 30, 2025, we have sold an aggregate of 4,746,850 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $31.2 million, after deducting sales agent fees and expenses of approximately $0.9 million.

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

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(19,735)	$(17,377)
Net cash used in investing activities	(1,892)	(2,480)
Net cash provided by financing activities	30,790	22,776
Net change in cash, cash equivalents and restricted cash	$9,163	$2,919

Net Cash Used in Operating Activities

Net cash used in operating activities represents use of cash to pay our suppliers, employees and local, state and federal government organizations. This is partially offset by customer-related activities, primarily cash collections from product or service sales.

Net cash used in operating activities was approximately $19.7 million for the nine months ended September 30, 2025. Net cash used in operating activities resulted from a net loss of approximately $22.8 million and changes in assets and liabilities and non-cash charges.

Net cash used in operating activities for the nine months ended September 30, 2025 increased by approximately $2.4 million as compared to the same period of the prior year. This was primarily a result of a change in assets and liabilities of approximately $2.5 million, a decrease in the change in fair value of warrant and derivative liabilities of approximately $1.5 million, decreased loss on the disposal of ASR of $0.3 million, and a decrease in stock-based compensation of approximately $0.1 million, partially offset by a decrease in the net loss of approximately $2.0 million.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was approximately $1.9 million and $2.5 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $30.8 million for the nine months ended September 30, 2025, an increase of approximately $8.0 million as compared to the same period of the prior year. Our financing activities for the nine months ended September 30, 2025 consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright of approximately $31.2 million, net proceeds from the issuance of common stock under a direct registration offering of approximately $1.4 million, partially offset by repayments of debt obligations of $1.9 million. In the prior year period, our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright of approximately $20.4 million and the issuance of our Public Safety Infrastructure Bonds of approximately $2.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2025

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)