Form 10-K
period 2025-12-31
Knightscope, Inc.
filed 2026-03-27
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number: 001-41248

KNIGHTSCOPE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2482575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
305 North Mathilda Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 924-1025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value per Share	KSCP	The Nasdaq Capital Market

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Capital Market on such date was approximately $34.4 million. For purposes of the foregoing calculation, all directors and executive officers of the registrant and holders of more than 10% of the registrant’s Class A Common Stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2026, there were 15,947,845 shares of the registrant’s Class A Common Stock and 335,068 shares of the registrant’s Class B Common Stock outstanding.

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

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	The success of our products, which will require significant capital resources and years of development efforts;
●	Our deployments and market acceptance of our products;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	Our limited operating history by which performance can be gauged;
●	Our ability to continue as a going concern;
●	Our ability to acquire companies;
●	Our ability to comply with all applicable listing requirements or standards of The Nasdaq Capital Market;
●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASRs”) and Emergency Communication Devices (“ECDs”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	Our ability to raise capital; and
●	Our ability to manage our research, development, expansion, growth, and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have not yet generated any profits and anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.
●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.
●	We expect to experience future losses as we implement our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.
●	Investment in new products and services may not achieve expected returns and could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
●	We are subject to potential fluctuations in operating results due to our sales cycle.
●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers
●	The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions could adversely affect our growth and our business, financial condition, and results of operations.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.
●	Our financial results will fluctuate in the future, which makes them difficult to predict.
●	Changes in global economic conditions, including, but not limited to, those driven by inflation, international trade restrictions and interest rates, may adversely affect customer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.
●	Our business could be adversely affected by trade tariffs or other trade barriers.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
●	We cannot assure you that we will effectively manage our growth.
●	Our costs may grow more quickly than our revenues, harming our business and profitability.
●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.
●	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

●	We may be subject to claims, disputes or legal proceedings in the ordinary course of our business. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial condition could be adversely affected.
●	Our ability to operate and collect digital information on behalf of our clients is dependent on the privacy laws of jurisdictions in which our ASRs operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets. Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.
●	We have limited experience in operating our ASRs in a variety of environments and increased interactions may lead to collisions, possible liability and negative publicity.
●	Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products, infrastructure, and employees.
●	Our failure to implement and maintain effective internal control over financial reporting may result in material misstatements in our financial statements, which could in the future require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our ability to fundraise.
●	The private security industry is undergoing structural changes in technology and services.
●	We have a government customer and are seeking additional government customers, which would subject us to risks including early termination, audits, investigations, sanctions, or penalties.
●	We are dependent on the global supply chain and have experienced supply chain constraints, as well as increased costs on components and shipping.
●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and The Nasdaq Stock Market LLC (“Nasdaq”) could delist our Class A Common Stock.
●	We will need to seek additional funds in the future.
●	Our stock price may be volatile.
●	If financial securities industry analysts cease to publish reports on us or publish unfavorable reports on us, then the market price and market trading volume of our Class A Common Stock could be negatively affected.
●	Future issuances of debt securities, which would rank senior to our common equity in bankruptcy or liquidation, or future issuances of preferred stock, which would rank senior to our common equity for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Class A Common Stock.
●	We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs and other adverse effects on our business.
●	Substantial future sales or issuances of our securities, or the perception in the public markets that these sales may occur, may depress our stock price.
●	Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
●	The Event Risk Acquisition may not achieve its intended results.

PART I

Item 1. Business

Overview

Our mission is to make the United States of America the safest country in the world. We serve clients across commercial, government, healthcare, education, transportation, and residential markets.

We are a security technology company headquartered in Sunnyvale, California. We provide integrated, technology-enabled security solutions designed to improve safety outcomes for our clients across the United States.

Our strategy is centered on building and delivering outcomes-driven safety through the integration of three core components that encompass our Knightscope Autonomous Security Force:

1.Hardware – ASRs, ECDs, and a variety of sensing technologies;

2.	Software – cloud-based platform for real-time security monitoring, data analysis and event management, diagnostics tools designed to keep ECDs operational and reliable, and tools that enable the management and monitoring of ASRs in the field; and

3.	Human– on premise licensed security personnel and remote monitoring with human-in-the-loop verification, escalation, and response.

We deliver these components as an integrated managed service. By combining hardware, software, and human personnel into a unified operational framework, we seek to provide clients with end-to-end accountability rather than fragmented security tools.

Our capabilities currently focus on deterrence, detection, and reporting. We are in the process of evolving our service model to “Deter, Detect, Respond” including response capabilities, where appropriate and legally permissible. Response capabilities, when provided, are intended to be conducted by properly licensed personnel and subject to applicable federal, state, and local laws.

We believe that integrating humans as a delivery and operational mechanism for our autonomous systems enables our product suites to operate in a more multi-modal manner, consistent with how many clients structure security procurement with a multi-layer approach. Security buyers frequently expect the presence of licensed personnel as part of a comprehensive security program, and our model is designed to align with those expectations while incorporating automation and AI-driven technologies.

Recent Developments

On February 27, 2026, we completed the acquisition (the “Event Risk Acquisition”) of all the issued and outstanding membership interest of Event Risk LLC, an Indiana limited liability company (“Event Risk”) pursuant to a Securities Purchase Agreement (the “Event Risk Agreement”).  As a result of the transaction, Event Risk became a wholly owned subsidiary of the Company.  The aggregate purchase consideration consisted of (i) a $5.0 million cash payment at closing, (ii) repayment of Event Risk’s outstanding indebtedness of $1.1 million, (iii) the issuance of 1,724,418 shares of the Company’s Class A Common Stock, (iv) $4.0 million of deferred cash payments, payable in quarterly installments beginning March 31, 2027 through December 31, 2028 and (v) any post-closing purchase price adjustments.

See Note 11 to our financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional information on the Event Risk Acquisition and “Item 1A. Risk Factors—Risks Related to the Event Risk Acquisition” of this Annual Report for a discussion of the associated risks.  The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Event Risk Agreement filed as an exhibit to this Annual Report on Form 10-K.

Industry Background

The U.S. security services and public safety market is large and fragmented, consisting of traditional guarding companies, hardware manufacturers, monitoring providers, and software vendors. Security coverage has historically been labor-intensive and scales proportionally with headcount.

The security services industry continues to face significant structural challenges that impact operating performance and service delivery. Rising labor costs and ongoing wage inflation have increased the cost of personnel, while persistent workforce shortages and high turnover rates create staffing instability and elevate recruiting and training expenses. At the same time, customers are demanding enhanced real-time monitoring, detailed reporting, and comprehensive documentation, increasing operational complexity. Regulatory requirements and liability considerations continue to expand, requiring greater compliance oversight and risk management. Additionally, the proliferation of cameras, devices, and other sensors has led to rapidly growing volumes of data that often require human interpretation, creating inefficiencies and increasing the burden on personnel. Collectively, these factors are reshaping industry economics and driving demand for more efficient, technology-enabled solutions. Security buyers increasingly seek integrated solutions capable of combining physical presence, automated detection, real-time monitoring, and structured escalation protocols under a single accountable provider.

Knightscope Autonomous Security Force

We are developing a multi-modal security platform consisting of hardware, software, and human operations that function together as a single unified system.

Hardware

Our current hardware offerings include:

●	K1 Hemisphere (K1H) – Fixed-location presence equipped with license plate recognition, where permitted, ideal for high-traffic areas of vehicles or pedestrians
●	K5 ASR – A high-visibility deterrent with rugged weatherproof capabilities, ideal for patrolling outdoor environments
●	K1 Blue Light Towers (BLT) – traditional blue light emergency towers typically found on school campuses and healthcare facilities
●K1 Blue Light Emergency Phone (BLEP) – typically found in parking structures and transportation hubs
●K1 Call Box – used along highways for emergency roadside assistance

We are developing next-generation hardware platforms, including:

●K7 ASR – Designed for larger and more complex environments
●K1 Capsule (K1C) – next generation blue light technology
●K1 Super Tower (K1ST) – next generation blue light technology in tower format including area lighting

Our hardware platforms are designed to support deterrence through visible presence, detection through integrated sensors and analytics, and reporting through data capture and event documentation.

Software

We currently deploy the following software throughout our platform:

●	Knightscope Security Operations Center (“KSOC”) – browser-based user interface utilized to gain real time and historical data from the network of ASRs
●	Knightscope Emergency Management System (“KEMS”) – A diagnostics tool designed to monitor the health and status of deployed ECDs.

Human Operations

Our Risk and Threat Exposure (“RTX”) analysts provide our clients with a comprehensive, human-in-the-loop remote monitoring service that enhances the capabilities of their ASRs running 24/7. Once operational for a client, RTX analysts provide proactive monitoring by verifying alerts triggered by Knightscope devices. They engage in live streaming and review of all ASR camera feeds upon receiving alerts, which may include detecting suspicious individuals, unauthorized vehicles identified through license plate recognition, or other predefined security breaches. In the event of an incident, RTX analysts can perform digital talk-downs to intervene directly, conduct virtual security tours, and generate detailed incident reports for clients. This integrated approach is intended for clients to benefit from advanced technological monitoring complemented by human expertise, leading to a more robust and responsive security posture. By combining autonomous monitoring with professional oversight, Knightscope's RTX service enhances threat detection, reduces response times, and provides clients with actionable intelligence to maintain safer environments.

Market Opportunity

Based on third-party industry reports and internal analysis, management estimates that the combined U.S. addressable opportunity for private security services, public safety and security technology, emergency communication systems, and related autonomous solutions is significant. They include the deployment of such services and technology in the following industries and settings:

●Public safety and government
●Enterprise and corporate campuses
●Critical infrastructure
●Retail and hospitality
●Healthcare
●Education
●Transit and smart cities
●Residential and community

For context, we estimate the U.S. security services industry, which term for Knightscope encompasses a number of direct and related industry categories, such as public safety infrastructure, transportation safety, education security, digital security, and critical infrastructure, among others, to have a total addressable market worth upwards of $230 billion in 2026. Additional spending on public safety technology, emergency communication infrastructure, AI-powered analytics, and associated services contribute to the size of the broader opportunity. These estimates are derived from industry research and internal assumptions and may not reflect actual revenue potential and are not indicative of our future performance or market penetration.

Business Strategy

Our strategy is focused on scaling an integrated Knightscope Autonomous Security Force through:

●Expansion of licensed guarding capabilities, including organic growth and potential acquisitions;
●Deployment of autonomous systems within guarding contracts;
●Expansion of software-driven orchestration; and
●Integrating enforcement services to our deterrence, detection, and reporting capabilities.

Security procurement processes frequently require licensed guarding providers capable of assuming contractual accountability. By operating licensed guarding services, we are able to compete for comprehensive contracts and deploy automation within those engagements.

We believe that integrating humans and autonomous systems enables a multi-modal operating model that more closely aligns with client expectations for security delivery.

Over time, increased software integration may alter site-level economics. However, such outcomes depend on operational execution, customer adoption, labor conditions, regulatory compliance, and technological performance.

Research and Development

Our research and development activities are focused on advancing next-generation hardware platforms and core software capabilities that support our integrated Knightscope Autonomous Security Force platform. These efforts are directed primarily toward the development of the following:

●	K7 ASR – Designed to address the security needs of large, complex environments such as airports, industrial zones, and university campuses.
●	K1 Capsule and Super Tower – Defining the next generation of blue light technologies and capabilities into a comprehensive offering designed to provide multiple features to enhance security within a single unit, making it a valuable addition to high-risk or remote areas.

These efforts are intended to expand deployment flexibility and improve operational reliability across commercial, institutional, and government environments. Product development and release timing is subject to, among other things, engineering, regulatory, capital and supply chain constraints, component availability, testing outcomes, and certification requirements.

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

Manufacturing and Suppliers

We manufacture and assemble our products at our facility in Sunnyvale, California using components sourced from a network of domestic and international suppliers. Our supply chain includes mechanical components, electronic assemblies, batteries, imaging systems, communication modules, and other specialized parts.

During 2025, we experienced significant supply chain constraints, including increased lead times, limited component availability, higher logistics costs, and pricing volatility. These challenges were driven in part by global supply chain disruptions, electronic component shortages, inflationary pressures, and tariff-related cost increases. As a result, we experienced intermittent interruptions in production schedules and increased bill-of-material costs, particularly affecting our ECD product line.

Certain components used in our ECD products and other platforms are sourced from single suppliers or from a limited number of qualified suppliers. In some cases, these components require certification, customization, or regulatory compliance that limits short-term substitution. During 2025, extended lead times from certain single-source or limited-source suppliers materially affected our ability to meet production schedules and customer delivery timelines. These disruptions contributed to higher input costs, inconsistent production cadence, and reduced sales in certain periods.

While we maintain relationships with multiple suppliers across our broader component base and seek to diversify sourcing where feasible, alternative suppliers for certain specialized components may not be immediately available or may require additional engineering validation and qualification. Transitioning to alternative suppliers can require testing, redesign, certification, and incremental cost.

Tariffs and trade policy changes affecting imported components have also increased input costs for certain materials and subassemblies. We may be unable to fully offset such increases through pricing adjustments or supplier negotiations.

We continue to evaluate supply chain resilience initiatives, including supplier diversification, inventory management strategies, and longer-term procurement agreements. However, global supply chain volatility, component shortages, geopolitical factors, inflation, and transportation constraints may continue to impact production timelines, margins, and our ability to meet customer demand.

Next-generation hardware platforms, including the K7 and K1 configurations, may require additional supplier qualification, tooling, and component sourcing efforts, which could further expose us to supply chain risks and capital requirements.

See Item 1A. Risk Factors—Risks Related to Our Business and the Global Economy for additional discussion of supply chain, tariff, and component availability risks.

Competition

We operate in a competitive and fragmented market and compete across multiple segments of the physical security and public safety industries. Our competitors include:

●	Traditional security guard providers, including national and regional firms delivering on-site personnel-based services;
●Security system integrators that design, install, and maintain surveillance and access control systems;
●Surveillance hardware manufacturers offering cameras, sensors, and ECDs;
●Remote monitoring service providers; and
●Robotics and autonomous systems companies developing ground-based or aerial patrol technologies.

Some competitors focus on a single component of the security value chain, while others offer bundled services. Many have longer operating histories, larger customer bases, greater brand recognition, broader geographic reach, and significantly greater financial and operational resources than we do.

Competition is based on factors including service reliability, pricing and total cost of ownership, regulatory compliance and licensing, technological performance, integration capabilities, reputation, and financial stability. In certain cases, customers may elect to perform security functions internally rather than engage third-party providers.

Our operating model integrates licensed security personnel with autonomous hardware and software within a managed service framework. This structure allows us to compete for contracts that require licensed guarding capabilities while incorporating technology-enabled monitoring and detection systems. Moreover, with the completion of the Event Risk Acquisition and integrating licensed response services with autonomous machines and AI-driven orchestration software, we are building a unified operating model designed to deliver deterrence, detection, and response as one coordinated system that we believe will expand our competitive footprint. Our ability to compete effectively depends on continued product development, operational execution, cost management, regulatory compliance, and customer adoption.

Government Regulation

Our operations are subject to extensive federal, state, and local laws and regulations that govern security services, technology deployment, data handling, labor practices, and trade compliance. Regulatory requirements vary by jurisdiction and may change over time, potentially increasing compliance costs or operational complexity.

In addition, we are subject to a variety of laws and regulations relating to privacy, data protection, cybersecurity, and the use of certain technologies that may collect or process information. Our products and cloud-based platforms may collect, process, store, and transmit data, including video, audio, geolocation, and other information generated in connection with customer deployments. The legal and regulatory landscape governing privacy, data protection, cybersecurity, artificial intelligence (“AI”), and automated technologies is rapidly evolving at the federal, state, and local levels. These laws and regulations may impose requirements relating to data handling, security safeguards, breach notification, transparency, and contractual obligations. Compliance with these evolving requirements may require us to implement and maintain appropriate administrative, technical, and physical safeguards, update internal policies and procedures, and incur additional compliance and litigation-related costs. Failure to comply with applicable requirements could result in investigations, enforcement actions, litigation, monetary penalties, contractual liability, or reputational harm.

As a provider of services to U.S. federal agencies, we are also subject to certain information security and compliance requirements applicable to government contractors. These requirements may include ongoing monitoring, documentation, and assessment obligations. Failure to maintain required authorizations or comply with applicable standards could adversely affect our ability to perform under government contracts.

Compliance with these regulatory requirements may require ongoing investment in personnel, processes, and technology. Regulatory changes, enforcement actions, or noncompliance could result in fines, penalties, operational restrictions, reputational harm, or increased costs.

Backlog and Seasonality

As of December 31, 2025, the Company had a total backlog of approximately $2.8 million, comprised of $0.7 million related to ASR orders and $2.1 million related to orders for ECD.

We have not experienced any significant effects relating to seasonality for our products and services.

Human Capital

As of December 31, 2025, the Company had 90 full-time employees working out of our combined headquarters and manufacturing facility in Sunnyvale, California as well as remotely. As a result of the Event Risk Acquisition, which was completed on February 27, 2026, our workforce has increased significantly to over 400 employees.

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

Item 1A. Risk Factors

Risks Related to the Business and the Global Economy

We have not yet generated any profits and anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

The Company was formed in 2013 and made its first pilot sales in 2015. The Company listed on the Nasdaq Stock Market in January 2022. Accordingly, the Company has a limited history upon which to evaluate its performance and future prospects.

The Company has incurred net losses since inception. Our net loss was $33.8 million for the year ended December 31, 2025 and $31.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $227.0 million. Cash and cash equivalents on hand were $20.6 million as of December 31, 2025, compared to $11.1 million as of December 31, 2024.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 7: Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources.

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

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2025 and 2024, which is included in this Annual Report, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, available cash and cash used in operations. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially adversely affect our share price, our ability to secure additional financing, and otherwise execute our strategy.

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

Investment in new products and services may not achieve expected returns and could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in the research, development and marketing of new products and services, including the K7 ASR and the K1 Capsule and Super Tower. We intend for these initiatives to drive efficiencies and improve margins. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, new claims or litigation, economic, political, legal and regulatory challenges, inadequate return on capital, unrealized benefits or unanticipated delays in realized benefits, potential impairment of tangible and intangible assets, and significant write-offs. Additionally, if customers do not perceive our new products and software as providing significant value, they may not readily adopt them and we may not achieve returns on our investment.  Developing new technologies is complex and can require long development and testing periods.  We could experience significant delays in new releases or significant problems in creating new products or services, which could adversely affect our business, financial condition and results of operations. In addition, the capital required for our investment in any new products or services may require us to raise additional capital, including debt or equity securities. These transactions may impose additional restrictions on our ability to operate and/or may be dilutive to you. In the event that additional liquidity is required from outside sources, we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

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

Our success depends on our ability to acquire new customers in new and existing markets, including new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. Our industry is competitive and our competitors may have substantial financial, personnel and other resources that they can utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives.

Our immediate focus is on the U.S. market, and our long-term success will in part depend on our ability to acquire new customers outside the U.S. If customers in other countries do not perceive the threat of security to be significant enough to justify the purchase of our products, we will be unable to establish a meaningful business outside the U.S. If we are unable to attract a sufficient number of new customers outside the U.S., we may be unable to generate future revenue growth at desired rates in the long term.

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

The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions could adversely affect our growth and our business, financial condition, and results of operations.

We periodically evaluate selective acquisitions in connection with our growth strategy. The success of our growth strategy is dependent, in part, on our ability to identify suitable acquisitions, prevail against competing potential acquirers and negotiate and consummate acquisitions on terms attractive to us. It is also dependent on our ability to effectively integrate and realize the expected benefits from acquisitions.

The combination of independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. The potential difficulties we may face in integrating the operations of our acquisitions include, among others:

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

We may maintain, achieve or increase revenue, from companies that we acquire. If we experience difficulties with the integration process or if the business of any acquired company or business deteriorates, the anticipated cost savings, growth opportunities and other synergies of any acquired company and business may not be realized fully or at all, or may take longer to realize than expected.  Any or all of these factors could adversely affect our ability to maintain relationships with customers, suppliers, and employees, or achieve the anticipated benefits of the acquisition. In addition, many of these factors are outside of our control, and any one of these factors could result in additional or unforeseen costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could adversely impact our business, financial condition, and results of operations and cash flows may be materially and adversely impacted.

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

Our financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon our past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

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

Additionally, we currently have one U.S. government customer and expect to have additional U.S. government customers in the future. If the U.S. government does not complete its budget process before its fiscal year-end, government operations may be funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce our future revenue. For other risks associated with our U.S. government customers, see “We have a government customer and are seeking additional government customers, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.”

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

Uncertainty about current and future global economic conditions may cause our customers and partners to cancel agreements with us, or potential customers and partners to hesitate to enter into agreements with us. Our financial success is sensitive to changes in general economic and financial conditions, including tariffs or other trade restrictions, interest rates, energy costs, labor costs, inflation, commodity prices, unemployment levels, consumer debt levels, tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced the last four years and expect to continue to experience in 2026.

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

Similarly, global conflicts including the ongoing wars between Russia and Ukraine, Iran and U.S. and Israel and Hamas have created volatility in the global capital markets and are expected to continue to have further global economic consequences, such as disruptions of the global supply chain and energy markets. Any such continued volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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

Our employee headcount and the scope and complexity of our business have increased significantly since we were first formed, and we expect it will continue as we grow over the long term. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company grows, our information technology systems, internal management processes, internal controls and procedures and manufacturing processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

Our costs may grow more quickly than our revenues, harming our business and profitability.

Providing our products is costly because of our research and development expenses, manufacturing costs, operating costs and need for employees with specialized skills. We expect our expenses to continue to increase in the future as we expand our product offerings, expand manufacturing capabilities and hire additional employees. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for working capital to purchase inventory, marketing and product deployments as well as costs of client support in the field. Our expenses may be greater than we anticipate, which would have a negative impact on our financial position, assets and ability to invest further in the growth and expansion of the business. In addition, expansion across the country will require increased marketing, sales, promotion and other operating expenses. Further, as additional competitors enter our market, we expect an increased pressure on manufacturing costs and margins.

Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

In the fourth quarter of 2023, we issued unsecured Public Safety Infrastructure Bonds (the “Bonds”) bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with a principal amount totaling approximately $1.4 million. We issued additional Bonds from January of 2024 through March 14, 2024, with a principal amount of approximately $2.8 million. In total, we issued Bonds with a principal amount of approximately $4.3 million through the life of the Bond offering.

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

The loss of one or more key executives, the lack of a succession plan, or our inability to attract and retain qualified professionals in critical areas such as finance, legal, engineering, and manufacturing could negatively impact our operations and growth. Inflationary pressures and fluctuations in the perceived value of our equity compensation may further affect employee retention. Additionally, future changes in our Board of Directors and senior management may disrupt our business, create uncertainty among investors, employees, and customers, and adversely impact our financial condition and stock price.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights. We have filed in the U.S. various applications for protection of certain aspects of our intellectual property, and we currently hold twelve patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we intend to operate in the future. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, we cannot assure you that others will not offer products or concepts that are substantially similar to our products and compete with our business. In addition, we may not have the financial or human resources to devote to adequately defending our intellectual property rights. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

We may face additional competition.

We are aware of a number of other companies that are developing physical security technology in the U.S. and abroad that may potentially compete with our technology and services. These or new competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing than the Company, surviving an economic downturn or in reaching profitability. We cannot assure you that we will be able to compete successfully against existing or emerging competitors. Additionally, existing private security firms may also compete on price by lowering their operating costs, developing new business models or providing other incentives.

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

Our products, including the ASRs, may collect, store and analyze certain types of personal or identifying information regarding individuals that interact with the ASRs. The regulatory framework for privacy and security issues is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Federal and state government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, which in turn affect the breadth and type of features that we can offer to our clients. In addition, our clients have separate internal policies, procedures and controls regarding privacy and data security with which we may be required to comply. In many deployments, our customers determine the manner and purposes for which our technologies are configured and used, which may affect the applicability of certain legal requirements. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted or applied in a manner that is inconsistent with our current data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Additionally, we may become a target of information-focused or data collection attacks and any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, our business may be harmed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the USA, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf Additional comprehensive state privacy laws have become effective in recent years, and more states continue to enact or consider similar legislation, increasing the complexity of compliance for companies operating nationwide. Additional compliance investment and potential business process changes may also be required. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI, and new laws regulating AI either entered or are expected to enter into force in the United States and the EU in 2025. Federal and state policymakers in the United States continue to evaluate regulatory approaches to AI technologies, including through executive actions, agency rulemaking, and legislation. Regulatory priorities and enforcement approaches may continue to shift across administrations.  Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Already, agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI. U.S. legislation related to AI has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI.  Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions.  Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our third-party service providers’, strategic partners’, contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. To date, we have not identified any cybersecurity incidents that we believe have materially affected our business, However, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

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

Our ASRs operate autonomously in environments, such as shopping malls, parking lots and stadiums, that are surrounded by various moving and stationary physical obstacles and by humans and vehicles. Such environments are prone to collisions, unintended interactions and various other incidents, regardless of our technology. Therefore, our ASRs have been in the past and may in the future be involved in a collision with any number of such obstacles. Our ASRs contain a number of advanced sensors that are designed to prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nonetheless, real-life environments, especially those in crowded areas, are unpredictable and situations have in the past arisen and may in the future arise in which the ASRs may not perform as intended. Incidents involving autonomous systems, including those involving third parties, have received public attention. We cannot assure you that a collision, including with property or with humans, will not occur. Any such collision or other incident could damage the ASR, lead to personal injury or property damage, and may subject us to lawsuits. Moreover, any actual or perceived incident, even without any resulting damage, may lead to adverse publicity for us. Such lawsuits or adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

We are actively seeking to secure a material amount of business from the U.S. federal government. We have entered into our first government contract with the U.S. Department of Veterans Affairs as well as a Phase 1 contract with the U.S. Air Force. These types of agreements subject us to statutes, regulations and contract obligations applicable to companies doing business with the government. Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify federal government contracts, in whole or in part, at the government’s convenience or in the government’s best interest, including if funds become unavailable to the applicable government agency. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

Additionally, although the Company has obtained an Authority to Operate under the Federal Risk And Authorization Management Program (“FedRAMP”) program, any change to our moderate cloud solution FedRAMP status could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP status, our sales to government entities could be delayed or limited, and as a result, our business, financial condition, and results of operations would be adversely affected.

Changes of administration in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted. For example, an advisory commission, the “Department of Government Efficiency” was announced in 2025 to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential change in budgetary priorities could adversely affect individual programs and delay purchasing or payment decisions by certain of our existing or targeted customers. All of these uncertainties may individually or in the aggregate materially and adversely affect our business, results of operations or financial condition.

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

Our Class A Common Stock is listed on The Nasdaq Capital Market under the symbol “KSCP.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements, including maintaining a minimum bid price and a minimum market value. The inability to comply with applicable listing requirements or standards of Nasdaq could result in the delisting of our Class A Common Stock, which could have a material adverse effect on our financial condition and could cause the value of our Class A Common Stock to decline.

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

We will need to seek additional funds in the future.

We project operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. See Liquidity and Capital Resources. We will require additional funds to maintain our operations and respond to business challenges and opportunities, including the need to develop new products or enhance our existing products, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds, such as our current at-the-market offering program.

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

The market price of our Class A Common Stock may be thinly traded, highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Fluctuations in and unpredictability of our sales cycle;

●	Changes to the physical security and technology industries;
●	Current and future competition;
●	Additions or departures of key personnel;
●	Additional sales of our Class A Common Stock and other securities;
●	Our ability to execute our business plan;
●	Operating results that fall below expectations;
●	Loss of any strategic relationship;
●	Continued access to working capital funds;
●	Economic and other external factors; and
●	The threat of terrorism, geopolitical tensions, and general disruptions in the global economy, including the impacts of military action, financial and economic sanctions, and increasing geopolitical tensions related to the ongoing conflicts between Russia and Ukraine, Iran and U.S. and Israel and its surrounding areas.

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

We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs and other adverse effects on our business.

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

Increasing attention to, and evolving expectations for, ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. We may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to address the ESG profile of our company and/or offerings or to respond to stakeholder demands. Such initiatives may be costly and may not have the desired effect.

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

Risks Related to the Event Risk Acquisition

The Event Risk Acquisition may not achieve its intended results.

Although we currently anticipate that the Event Risk Acquisition will accelerate our long-term strategy to operate a fully integrated autonomous security platform, we may fail to realize the anticipated benefits of the Event Risk Acquisition, encounter additional transaction and integration-related costs, or be affected by other factors that impact our ability to successfully combine Event Risk’s security guarding services into the Knightscope platform, any of which could decrease or delay the expected accretion and contribute to a decrease in the price of our common stock.

We completed the Event Risk Acquisition anticipating various benefits to the Company, including integrating Event Risk’s licensed response services with Knightscope’s autonomous machines and AI-driven orchestration software to build a unified operating model designed to deliver deterrence, detection and response as one coordinated system. Achievement of the anticipated benefits is subject to a number of uncertainties, including our ability to effectively integrate the acquired business, which may be complex, costly, and time-consuming. Additional challenges could include (i) issues or costs in integrating our key systems; (ii) retaining industry, vendor, and other business relationships; (iii) possible inconsistencies between our standards, controls, policies, and procedures and those of Event Risk and the resources required to implement or improve them to meet public company standards; and (iv) potential unknown liabilities and unforeseen expenses or delays. There could be potential unknown liabilities or unforeseen expenses not discovered during due diligence and not adequately covered by any indemnification. Any such conditions could cause the value of the acquired business to decline or reduce the benefits of the Event Risk Acquisition to the Company and its stockholders.

Any of the foregoing risks could result in failure to achieve the anticipated benefits of the Event Risk Acquisition, and the expectations of our future financial condition and results of operations following the Event Risk Acquisition might not be met. See also “Risks Related to the Business and the Global Economy—The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions could adversely affect our growth and our business, financial condition, and results of operations.”

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

We are not currently aware of any cybersecurity incidents that have materially affected the Company, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Our cybersecurity risk environment includes risks associated with cloud-based systems, distributed devices deployed in customer environments, and third-party service providers. For more information, see the section titled “Risk Factor — Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant, as well as any incidents with lesser impact potential.

The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk management program.

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

Item 2. Properties

Knightscope currently leases its premises and owns no significant plant or equipment. The Company’s approximately 33,000 square foot facility in Sunnyvale, California serves as its headquarters, where it designs, engineers, tests, manufactures and supports all of its ECDs and ASR technologies. The lease for the Company’s headquarters expires in June 2030. The Company wholly owns its ASRs and typically builds in batches based on client demand, refraining where possible in stocking inventory or finished products.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A Common Stock is listed and traded on The Nasdaq Capital Market under the symbol “KSCP.” As of March 25, 2026, we had (i) 24,120 holders of record of our Class A Common Stock and (ii) 18 holders of our Class B Common Stock.

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

Our Management’s Discussion and Analysis discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024 as compared to the year ended December 31, 2023, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

Overview

Knightscope is a security technology company providing technology-enabled security solutions through ASRs, ECDs, and real-time monitoring capabilities supported by our cloud-based KSOC and our RTX remote monitoring team. During 2025, we continued to operate and refine this integrated platform while investing in next-generation technologies.

Total revenue increased to approximately $11.3 million in 2025 from approximately $10.8 million in 2024, driven primarily by growth in service-related revenue and ECD product sales. However, significant supply chain constraints, particularly affecting electronic components and certain single-source suppliers within our ECD product line, resulted in extended lead times, intermittent production interruptions, higher input costs, and delivery delays that impacted revenue timing and margin performance during the year.

Recent Developments

On February 27, 2026, we completed the Event Risk Acquisition of all the issued and outstanding membership interest of Event Risk pursuant to the Event Risk Agreement.  As a result of the transaction, Event Risk became a wholly owned subsidiary of the Company.  The aggregate purchase consideration consisted of (i) a $5.0 million cash payment at closing, (ii) repayment of Event Risk’s outstanding indebtedness of $1.1 million, (iii) the issuance of 1,724,418 shares of the Company’s Class A Common Stock, (iv) $4.0 million of deferred cash payments, payable in quarterly installments beginning March 31, 2027 through December 31, 2028 and (v) any post-closing purchase price adjustments.

See Note 11 to our financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional information on the Event Risk Acquisition and “Item 1A. Risk Factors—Risks Related to the Event Risk Acquisition” of this Annual Report for a discussion of the associated risks.  The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Event Risk Agreement filed as an exhibit to this Annual Report on Form 10-K.

Autonomous Security Robots (ASRs)

Our ASR portfolio includes:

●K1 Hemisphere
●K1 Tower
●K5 ASR

Service revenue associated with ASR deployments remained a significant component of our recurring revenue base in 2025. The K5 platform continued to represent the majority of mobile robot deployments. Revenue from Machine-as-a-Service (“MaaS”) subscriptions remained relatively stable year-over-year, reflecting both ongoing deployments and downtime credits associated with service-level performance.

The K7 ASR remains in development and did not contribute revenue in 2025. Engineering resources continued to be allocated toward mechanical design refinement, sensor integration, durability testing, and software integration. Commercial production is not expected until late 2026 or early 2027, subject to development milestones and supply chain readiness.

Each deployed ASR integrates light detection and ranging, imaging systems, and AI-based detection capabilities designed to enhance deterrence, situational awareness, and reporting. Throughout 2025, development efforts focused on improving overall performance.

Knightscope Security Operations Center

KSOC remains the operational command platform for our deployed fleet. It supports:

●Real-time monitoring and alert review;
●AI-driven detection for defined events and anomalies;
●Incident documentation and reporting; and
●Integration with emergency communication systems.

In 2025, we continued incremental enhancements to KSOC functionality, including alert prioritization improvements and workflow optimization.

Emergency Communication Devices and Solutions

Our ECD portfolio includes

●K1 Blue Light Towers
●Blue Light Emergency Phones
●Call Boxes

ECD revenue increased in 2025, particularly in product sales; however, the segment experienced significant supply chain pressures during the year.

Global electronic component shortages, tariff-related cost increases, and extended lead times from certain suppliers - some of which are single-source for specialized components - constrained production schedules and contributed to inconsistent shipment timing. These constraints resulted in higher bill-of-material costs and intermittent production shortfalls, which negatively impacted both revenue timing and gross margin performance.

The KEMS continues to support remote monitoring and diagnostics for deployed ECD systems. KEMS functionality remained stable in 2025, with ongoing refinements to monitoring and reporting capabilities.

Strategic Resource Allocation in 2025

While 2025 operating performance remained primarily driven by existing ASR and ECD platforms, we allocated capital and engineering resources toward:

●Development of the K7 platform;
●Development of the next generation K1 platform; and
●	Evaluation and execution of strategic initiatives, including acquisitions intended to support our evolving hybrid human-and-autonomy operating model.

These investments increased research and development activity and were made with the objective of supporting long-term scalability and integration across our hardware, software, and human operations.

Operational Considerations

During 2025, production schedules and margin performance were affected by:

●Extended supplier lead times;
●Limited availability of certain electronic components;
●Tariff-related input cost increases; and
●Inventory adjustments and absorption variability.

We continue to evaluate supplier diversification, procurement strategies, and production planning improvements; however, global supply chain volatility and cost pressures may continue to impact operating performance.

We derive our revenue from two primary sources: a) subscription MaaS offering which includes the ASRs as well as maintenance, service, support, data transfer, KSOC access, charging stations, and unlimited software, firmware and select hardware upgrades and b) the sale of ECD products and related recurring revenues from KEMS and full-service maintenance contracts.

The Company has incurred net losses since inception. Our net loss was $33.8 million for the year ended December 31, 2025 and $31.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $227.0 million. Cash and cash equivalents on hand were $20.6 million as of December 31, 2025, compared to $11.1 million as of December 31, 2024.  These factors raise substantial doubt about our ability to continue as a going concern. See Item 1A. Risk Factors—Risks Related to the Business and the Global Economy—We have not yet generated any profits, anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

As of March 24, 2026, the Company had a total backlog of approximately $3.1 million, comprised of $0.6 million related to ASR orders and $2.5 million related to orders for ECDs.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our accompanying financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of assets and liabilities at the date of our financial statements. These estimates include, but are not limited to: deriving the useful lives of ASRs, determination of the cost of ASRs, assessing assets for impairment, accounts receivable – estimated credit losses, determination of deferred tax valuation allowances and estimating fair values of the Company’s share-based awards. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.

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

Inventory

Inventory, principally purchased components, is stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is fully expensed to the cost of revenue, net product line item in our Statements of Operations. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Autonomous Security Robots, net (“ASRs”)

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their manufacturing. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales, general and administrative expense, and cost of revenue, net on the Company’s Statements of Operations.  Depreciation expense on finished ASRs was $2.0 million for each of the years ended December 31, 2025 and 2024. ASRs, net, were $7.7 million and $8.8 million as of December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate the net book value of the assets over the newly determined remaining useful lives. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. None of the Company’s ASRs, property, equipment and software or intangible assets were determined to be impaired during the years ended December 31, 2025 and 2024.

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

	Year Ended December 31,
(in thousands, except percentages)	2025	% of Revenue	2024	% of Revenue
Revenue, net
Service	$7,968	70%	$7,474	69%
Product	3,367	30%	3,331	31%
Total revenue, net	11,335	100%	10,805	100%
Cost of revenue, net
Service	12,324	109%	11,626	108%
Product	3,786	33%	2,878	27%
Total cost of revenue, net	16,110	142%	14,504	134%
Gross loss	(4,775)	(42)%	(3,699)	(34)%
Operating expenses:
Research and development	12,486	110%	7,061	65%
Sales, general and administrative	16,619	147%	18,408	170%
Restructuring charges	11	—%	510	5%
Total operating expenses	29,116	257%	25,979	240%
Loss from operations	(33,891)	(299)%	(29,678)	(275)%
Other income (expense):
Change in fair value of warrant and derivative liabilities	—	—%	(1,515)	(14)%
Interest expense, net	(39)	—%	(423)	(4)%
Other income (expense), net	115	1%	(118)	(1)%
Total other income (expense)	76	1%	(2,056)	(19)%
Net loss before income tax expense	(33,815)	(298)%	(31,734)	(294)%
Income tax expense	—	—%	—	—%
Net loss	$(33,815)	(298)%	$(31,734)	(294)%

Revenue, net

Total revenue, net, of $11.3 million for the year ended December 31, 2025 increased by $0.5 million or 5% compared to the year ended December 31, 2024.

Service revenue, net, which includes revenue generated through MaaS agreements for our ASRs and maintenance and support contracts for our portfolio of ECDs, increased by $0.5 million, or 7%, to $8.0 million, for the year ended December 31, 2025, from $7.5 million for the year ended December 31, 2024. The increase was driven primarily by higher maintenance and service contracts associated with ECD deployments and higher ASR subscription revenue.

Product revenue, net, was $3.4 million for the year ended December 31, 2025, an increase of 1% compared to the year ended December 31, 2024. Although ECD product sales increased year-over-year, supply chain disruptions during 2025, including extended lead times for certain electronic components and reliance on certain limited-source suppliers, resulted in production constraints and delayed shipments that impacted revenue timing.

While total revenue increased, growth was constrained by global supply chain disruptions, electronic component shortages, tariff-related cost increases, and inconsistent production scheduling.

Cost of revenue, net

Total cost of revenue, net of $16.1 million for the year ended December 31, 2025 increased by $1.6 million or 11% compared to the year ended December 31, 2024 as a result of $0.7 million higher service cost of revenue, net and by $0.9 million higher product cost of revenue, net during the same period.

Service cost of revenue, net, representing the cost of supporting ASR MaaS deployments and maintenance and support agreements related to ECD installations, for the year ended December 31, 2025 increased by $0.7 million, or 6% to $12.3 million, as compared to $11.6 million for the year ended December 31, 2024. This was driven by $0.4 million in higher third-party outsourced field service costs, $0.2 million in higher consulting fees, $0.4 million in higher headcount related costs, $0.1 million increased supplies and materials expenses, partially offset by $0.3 million in lower scrap costs and $0.2 million lower communication and cellular costs.

Product cost of revenue, net of $3.8 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, increased by $0.9 million or 32% primarily due to $1.4 million in higher material costs, partially offset by $0.2 million in decreased headcount related expenses, $0.2 million in lessor rent and utilities expense, and $0.1 million in lower scrap costs.

Gross loss

Gross loss for the year ended December 31, 2025 was $4.8 million, as compared to $3.7 million for the year ended December 31, 2024, representing a year-over-year increase of approximately $1.1 million. As discussed above, this was primarily the result of higher material costs, consulting costs and headcount related costs.

Research and development

	Year Ended
	December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development	$12,486	$7,061	$5,425	77%
Percentage of total revenue	110%	65%

Research and development (“R&D”) expense for the year ended December 31, 2025 was $12.5 million, or 110% of revenue, compared to R&D expense of $7.1 million, or 65% of revenue, for the year ended December 31, 2024. The year-over-year increase was due to the Company’s continued investment in new product development through the use of third-party engineering firms which drove an increase of $4.1 million in consulting fees, $0.3 million in supplies and materials, and $0.7 million in increased headcount related expenses and $0.3 million in other general costs.

Sales, general and administrative

	Year Ended
	December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales, general and administrative	$16,619	$18,408	$(1,789)	(10)%
Percentage of total revenue	147%	170%

Sales, general and administrative expense for the year ended December 31, 2025 was $16.6 million, a decrease of $1.8 million from the year ended December 31, 2024. The decrease was primarily driven by $2.8 million in lower investor relations and advertising expenses, and $1.2 million in lower professional services fees, partially offset by a $1.4 million increase in compensation expenses largely due to increased headcount in our sales and marketing teams and a $0.8 million increase in rent related costs associated with our new larger headquarters.

Restructuring charges

	Year Ended
	December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring Charges	$11	$510	$(499)	(98)%
Percentage of total revenue	—%	5%

In 2024, we incurred restructuring charges as a result of operational changes made to the ECD portfolio. These changes, primarily driven by our decision to consolidate all operations at our headquarters, included costs related to headcount reduction across manufacturing and field services, lease termination, and other relocation, consolidation and exit costs.

Other income (expense)

	Year Ended
	December 31
(in thousands, except percentages)	2025	2024	$ Change	% Change
Change in fair value of warrant and derivative liabilities	$—	$(1,515)	$1,515	100%
Interest expense, net	(39)	(423)	384	91%
Other income (expense), net	115	(118)	233	197%
Total other income (expense)	$76	$(2,056)	$2,132	104%

Change in fair value of warrant and derivative liability

The change in the fair value of warrant and derivative liability is attributable to the change in stock prices. Due to the extinguishment of warrants with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B which occurred on August 1, 2024 this liability was zero at December 31, 2024. There was no such expense for the year ended December 31, 2025.

Interest expense, net

Interest expense, net for the year ended December 31, 2025 was $39 thousand, compared to interest expense, net of $0.4 million for the year ended December 31, 2024. The decrease in interest expense, net was due to increased interest received from interest bearing cash accounts offsetting interest expense from our debt obligations.

Other income (expense), net

Other income, net for the year ended December 31, 2025 was approximately $0.1 million, as compared to other expense, net of $0.1 million for the year ended December 31, 2024 mainly attributable to reduced third party accounts receivable collection fees.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had $20.6 million and $11.1 million, respectively, of cash and cash equivalents. As of December 31, 2025, the Company also had an accumulated deficit of $227.0 million, working capital of $19.8 million, and stockholders’ equity of $27.8 million. For the year ended December 31, 2025, the Company had a net loss of $33.8 million and cash used in operating activities of $30.3 million. These factors raise substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

The Company executed a purchase agreement on September 13, 2024, which was modified in September 2025, in order to secure the acquisition of raw materials essential to ASR manufacturing. This modified agreement stipulates a total expenditure of $0.6 million before December 31, 2026. In the year ended December 31, 2025, the Company made payments totaling $0.2 million pursuant to this commitment.

Consideration for the Event Risk Acquisition on February 27, 2026 consisted of (i) a $5.0 million cash payment at closing, (ii) repayment of Event Risk’s outstanding indebtedness of $1.1 million, (iii) the issuance of 1,724,418 shares of the

Company’s Class A common stock, and (iv) $4.0 million of deferred cash payments, payable in quarterly installments through December 31, 2028 subject to the purchase agreement. The purchase agreement also provides for contingent future cash and equity consideration based on post-closing performance, including a 2026 earn-out, revenue-based cash payments for 2027 through 2031, and potential additional equity issuances, each subject to specified thresholds and caps. In addition, management believes the acquisition materially strengthens the Company’s liquidity profile by adding a business that is expected to be free cash flow generating and contributive to operating cash flow. The Company expects to fund its acquisition-related obligations through cash on hand, cash generated from operations and, if appropriate, additional financing. While no assurance can be given that additional financing will be available on acceptable terms, management believes the Event Risk acquisition improves the Company’s path toward stronger cash generation, enhances overall capital efficiency, and supports the Company’s broader strategy to improve liquidity and capital resources over time.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended
	December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(30,345)	$(22,453)
Net cash used in investing activities	(2,522)	(3,178)
Net cash provided by financing activities	42,207	34,475
Net change in cash, cash equivalents and restricted cash	$9,340	$8,844

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

Net cash used in operating activities for the year ended December 31, 2025 increased by $7.9 million to $30.3 million, compared to $22.5 million for the year ended December 31, 2024. The change in fair value of warrant and derivative liabilities accounted for an increase in cash used in operating activities of $1.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Changes in operating assets and liabilities, net of $3.7 million, also contributed to the increase in cash used in operating activities for the year ended December 31, 2025 compared to the prior year. In addition, an increase in net loss of $2.1 million, a decrease in stock compensation expense of $0.2 million and a decrease in the loss on disposal of ASR of $0.2 million in 2025 contributed to this increase in cash used in operating activities.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities for the year ended December 31, 2025 was $2.5 million compared to $3.2 million for the year ended December 31, 2024, a decrease of $0.7 million. The decrease was primarily a result of lower investments in ASRs of $1.2 million, partially offset by $0.6 million in additional purchases of property and equipment in 2025 for the new, larger headquarters.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $42.2 million for the year ended December 31, 2025, an increase of $7.7 million as compared to the prior year. Our financing activities for the year ended December 31, 2025, consisted primarily of the issuance and sale of shares of Class A Common Stock pursuant to our at-the-market offering program for net proceeds of $42.8 million, net proceeds from our direct registration offering of $1.4 million, partially offset by a $2.1 million repayment of debt obligations. Our financing activities for the year ended December 31, 2024, consisted primarily of the issuance and sale of shares of Class A Common Stock for net proceeds of $22.7 million, net proceeds for the issuance of common stock and pre-funded warrants sold for cash of $10.8 million and net proceeds from the issuance of Regulation A bonds of $2.6 million, partially offset by a note repayment of $1.6 million.

At-the-Market Offering Program

On February 1, 2023, we entered into an At-the-Market Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”).

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A common stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility of up to $50.0 million of shares of Class A Common Stock. As of March 25, 2026, we have approximately $21.7 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the year ended December 31, 2025, the Company issued 6,877,113 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $42.8 million, net of brokerage and placement fees of approximately $1.2 million.

November 2024 Public Offering

On November 25, 2024, the Company closed the public offering of its Class A Common Stock and pre-funded warrants for total gross proceeds of $12.1 million. The offering was conducted under an effective shelf registration statement previously filed with the SEC and was comprised of the sale of 393,659 shares of Class A Common Stock and pre-funded warrants to purchase 816,341 shares of Class A Common Stock, at a public offering price of $10.00 per share and $9.999 per pre-funded warrant, respectively, before underwriting discounts and commissions. The pre-funded warrants were immediately exercisable at a nominal price of $0.001 per share and as of February 11, 2025, the pre-funded warrants were fully exercised. The offering was managed by Titan Partners Group LLC, a division of American Capital Partners, LLC who were also issued underwriter warrants, exercisable commencing 180 days after the agreement date and continuing for a period of five years, to purchase 36,300 shares of Class A Common Stock. These underwriter warrants are exercisable at a price of $18.29 per share.

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

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”) pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”), in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company has agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2,500,000 payable in 11 equal consecutive monthly installments beginning on September

1, 2024, and the second installment in an amount equal to $500,000, payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at-the-market offering program and equity lines of credit). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder may, at its option, require the Company to repay the Note in full, starting from the public announcement of such a Change of Control until 30 days after its completion. The August 2024 Note does not bear interest under normal circumstances; however, if an Event of Default occurs (as defined in the August 2024 Note), the outstanding principal will automatically bear interest at a rate of 10% per annum until the default is resolved or the Note is paid in full. As of June 30, 2025, this note was paid in full.

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

Contractual Obligations and Commitments

As of December 31, 2025, the Company had approximately $4.6 million in future minimum operating lease commitments, primarily related to its corporate headquarters lease in Sunnyvale, California, which extends through June 2030. The Company expects to fund these commitments through cash on hand and operating cash flows. See Note 9 "Commitments and Contingencies" of the notes to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Recent Accounting Pronouncements

See Note 1 "The Company and Summary of Significant Accounting Policies" of the notes to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data

KNIGHTSCOPE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knightscope, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Knightscope, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and cash used in operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California

March 27, 2026

KNIGHTSCOPE, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$20,566	$11,124
Restricted cash	—	102
Accounts receivable, net of allowance for credit losses of $212 and $139 as of December 31, 2025 and 2024, respectively	2,142	1,731
Inventory	2,319	1,797
Prepaid expenses and other current assets	1,344	345
Total current assets	26,371	15,099
Autonomous Security Robots, net	7,707	8,765
Property, equipment and software, net	1,064	661
Operating lease right-of-use-assets	2,745	407
Goodwill	1,922	1,922
Intangible assets, net	924	1,241
Other assets	525	90
Total assets	$41,258	$28,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,538	$2,812
Accrued expenses and other current liabilities	1,822	1,794
Deferred revenue	1,286	1,883
Operating lease liabilities, current	555	412
Debt obligations, current	405	1,364
Total current liabilities	6,606	8,265

Non-current liabilities:
Debt obligations, net of debt issuance costs of $238 and $316 as of December 31, 2025 and 2024, respectively	4,015	3,952
Operating lease liabilities, noncurrent	2,805	—
Other noncurrent liabilities	66	187
Total liabilities	13,492	12,404

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 228,000,000 shares authorized as of December 31, 2025 and 2024, 12,194,078 and 4,065,347 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	4
Class B Common Stock, $0.001 par value, 30,000,000 shares authorized as of December 31, 2025 and 2024, 336,424 and 336,759 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	254,761	208,969
Accumulated deficit	(227,007)	(193,192)
Total stockholders’ equity	27,766	15,781
Total liabilities and stockholders’ equity	$41,258	$28,185

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024
Revenue, net
Service	$7,968	$7,474
Product	3,367	3,331
Total revenue, net	11,335	10,805
Cost of revenue, net
Service	12,324	11,626
Product	3,786	2,878
Total cost of revenue, net	16,110	14,504
Gross loss	(4,775)	(3,699)

Operating expenses:
Research and development	12,486	7,061
Sales, general and administrative	16,619	18,408
Restructuring charges	11	510
Total operating expenses	29,116	25,979

Loss from operations	(33,891)	(29,678)

Other income (expense):
Change in fair value of warrant and derivative liabilities	—	(1,515)
Interest expense, net	(39)	(423)
Other income (expense), net	115	(118)
Total other income (expense)	76	(2,056)

Net loss before income tax expense	(33,815)	(31,734)
Income tax expense	—	—
Net loss	$(33,815)	$(31,734)
Basic and diluted net loss per common share	$(4.00)	$(10.97)
Weighted average shares used to compute basic and diluted net loss per share	8,458,337	2,893,634

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Series m		Series m-2		Series S				Class A		Class B
	Preferred		Preferred		Preferred		Series A		Common		Common				Total
	Stock		Stock		Stock		Preferred Stock		Stock		Stock		Additional	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	35,593	$4,621	3,200	$480	52,844	$21,390	28,368	$614	1,603,772	$2	187,156	$—	134,822	$(161,458)	$(26,634)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,712	—	1,712

Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	4,762	—	4,762

Stock options exercised	—	—	—	—	—	—	—	—	—	—	2,260	—	18	—	18

Fractional share adjustment due to reverse stock split	—	—	—	—	—	—	—	—	(7,771)	—	(16)	—	(78)	—	(78)

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	1,716,419	1	—	—	22,724	—	22,725

Issuance of vendor warrants for consulting services	—	—	—	—	—	—	—	—	583,656	1	—	—	10,808	—	10,809

Share conversion to common stock	(35,593)	(4,621)	(3,200)	(480)	(52,844)	(21,390)	(28,368)	(614)	169,271	—	147,359	—	34,203	—	34,203

Share conversion costs	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,734)	(31,734)

Balance as of December 31, 2024	—	—	—	—	—	—	—	—	4,065,347	4	336,759	—	208,969	(193,192)	15,781

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,536	—	1,536

Proceeds from Equity Sale, net of issuance costs	—	—	—	—	—	—	—	—	6,877,113	6	—	—	42,822	—	42,828

Proceeds from Direct Registration Offering	—	—	—	—	—	—	—	—	625,000	1	—	—	1,435	—	1,436

Prefunded warrants exercised	—	—	—	—	—	—	—	—	626,283	1	—	—	(1)	—	—

Share conversion costs	—	—	—	—	—	—	—	—	335	—	(335)	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,815)	(33,815)

Balance as of December 31, 2025	—	$—	—	$—	—	$—	—	$—	12,194,078	$12	336,424	$—	$254,761	$(227,007)	$27,766

See accompanying Notes to Financial Statements.

KNIGHTSCOPE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(33,815)	$(31,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,560	2,617
Loss on disposal of Autonomous Security Robots	937	1,180
(Gain)/Loss on disposal of property and equipment	(38)	—
Stock compensation expense	1,536	1,712
Change in fair value of warrant and derivative liabilities	—	1,515
Change in allowance for credit losses	73	124
Accrued interest	—	(10)
Amortization of debt discount	78	71
Changes in operating assets and liabilities:
Accounts receivable	(484)	235
Inventory	(522)	523
Prepaid expenses and other assets	(351)	1,108
Accounts payable	(355)	950
Accrued expenses and other current liabilities	57	(411)
Deferred revenue	(597)	142
Lease liabilities and other noncurrent liabilities	576	(475)
Net cash used in operating activities	(30,345)	(22,453)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,887)	(3,135)
Proceeds from sales of property, equipment and software	19	—
Purchases of property and equipment	(654)	(43)
Net cash used in investing activities	(2,522)	(3,178)

Cash Flows From Financing Activities
Proceeds from stock options exercised	—	18
Cash paid for fractional shares	—	(78)
Proceeds from equity sale, net of issuance costs	42,828	22,725
Proceeds from issuance of Public Safety Infrastructure Bonds, net of issuance costs	—	2,639
Proceeds from Direct Registration Offering	1,436	—
Proceeds for the issuance of common stock and pre-funded warrants sold for cash, net of issuance costs	—	10,809
Repayments of debt obligations	(2,057)	(1,636)
Share conversion costs	—	(2)
Net cash provided by financing activities	42,207	34,475
Net change in cash, cash equivalents and restricted cash	9,340	8,844
Cash, cash equivalents and restricted cash at beginning of the period	11,226	2,382
Cash, cash equivalents and restricted cash at end of the period	$20,566	$11,226
Supplemental Disclosure of Cash Flow Information
Capital expenditures in accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities	$81	$27
Preferred stock warrant reclassification to equity	$—	$4,762
Operating lease liabilities arising from obtaining right-of-use-assets	$3,049	$—
Promissory note issued in exchange for cancellation of Class A Common Stock Warrants	$—	$3,000
Financing of insurance premiums	$1,083	$—
Conversion of preferred stock to common stock	$—	$34,203

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc., was incorporated on April 4, 2013 under the laws of the State of Delaware.

Knightscope, Inc. (“the Company,” “we,” “us” or “our”) is a security technology company that builds fully autonomous security robots and blue light emergency communications systems. The Company’s mission is to make the USA the safest country in the world by helping to protect the people, places, and assets where we live, work, study and visit.

To support this mission, the Company designs, develops, manufactures, markets, deploys, and supports Autonomous Security Robots (“ASRs”), autonomous charging stations, the proprietary Knightscope Security Operations Center (“KSOC”) software user interface, and Emergency Communication Devices (“ECDs”) which include the Knightscope Emergency Management System (“KEMS”) platform.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $20.6 million as of December 31, 2025, compared to $11.1 million as of December 31, 2024. The Company has historically incurred losses and negative cashflows from operations. As of December 31, 2025, the Company also had an accumulated deficit of $227.0 million, working capital of $19.8 million and stockholders’ equity of $27.8 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

On February 1, 2023, we entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). We initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024, and November 14, 2024. On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A common stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 financial statements to conform to the fiscal year 2025 presentation. The Company combined sales, general and administrative expenses on the Statements of Operations. On the Balance Sheets, the Company combined accrued expenses and other current liabilities. The amounts were not considered material to the financial statements. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity or net loss.

Comprehensive Loss

Comprehensive loss is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for years ended December 31, 2025 and 2024.

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

Restricted Cash

The Company had restricted cash as collateral for the Company’s corporate credit card program, which was discontinued during the first quarter of 2025. As of December 31, 2025 and 2024, the carrying value of restricted cash was $0.0 million and $0.1 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company monitors the credit exposure of its cash, cash equivalents, and restricted cash balances by reviewing the credit worthiness of the financial institutions in which it holds its cash. Such reviews may result in the Company moving its cash to banks with more solid balance sheets. Cash, cash equivalents, and restricted cash deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, the Company has not experienced any losses on such accounts. As of December 31, 2025 and 2024, the Company had cash, cash equivalent, and restricted cash balances exceeding Federal Deposit Insurance Corporation (“FDIC”) insured limits by $20.3 million and $11.0 million, respectively. The Company intends to monitor the stability of the financial institutions in which it keeps its liquid funds in order to mitigate against the exposure to loss of funds and delays in accessing cash.

The Company extends credit to clients in the normal course of business and performs ongoing credit evaluations of its clients. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements. The Company does not require collateral from its clients to secure accounts receivable.

Accounts receivable were derived from the leasing of proprietary ASRs along with access to browser-based interface KSOC as well as the sale of ECDs. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.2 million allowance for credit losses on its accounts receivable as of December 31, 2025 compared to an allowance of $0.1 million on its accounts receivable balance as of December 31, 2024.

As of December 31, 2025, the Company had two clients whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable (28%, 11%) compared with one client as of December 31, 2024 (13%).

For the year ended December 31, 2025, the Company had one client who individually accounted for 10% or more of the Company’s total revenue, net (19%), compared with no clients who individually accounted for 10% of total revenue, net for the year ended December 31, 2024.

Vendor Concentration Risk

The Company purchases inventory from an assortment of vendors worldwide; however certain components used in our ECD products and other platforms are sourced from single suppliers or from a limited number of qualified suppliers. In some cases, these components require certification, customization, or regulatory compliance that limits short-term substitution.

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

	December 31,	December 31,
	2025	2024
Raw materials	$2,051	$1,539
Work in process	131	123
Finished goods	137	135
	$2,319	$1,797

Prepaid expenses and other current assets

Prepaid and other current assets is comprised of the following (in thousands):

	December 31,
	2025	2024
Prepaid expense	$1,282	$259
Research and development tax credit	—	86
Other receivables	62	—
	$1,344	$345

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their manufacturing. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales, marketing, general and administrative expense, and cost of revenue, net in the Company’s Statements of Operations. Depreciation expense on finished ASRs was $2.0 million for each of the years ended December 31, 2025 and 2024.

In the first quarter of 2024, the Company discontinued the K5 v3 machines and as a result, wrote off approximately $1.1 million against service cost of revenue, net for the year ended December 31, 2024. During the year ended December 31, 2025, the Company wrote off obsolete ASRs of approximately $0.9 million against service cost of revenue, net.

ASRs, net, consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$2,546	$2,465
ASRs in progress	247	322
Finished ASRs	9,074	11,790
	11,867	14,577
Less: accumulated depreciation on Finished ASRs	(4,160)	(5,812)
ASRs, net	$7,707	$8,765

The components of the Finished ASRs, net, are as follows (in thousands):

	December 31,	December 31,
	2025	2024
ASRs on lease or available for lease	$8,025	$10,553
Demonstration ASRs	235	587
Research and development ASRs	439	102
Charge boxes	375	548
	9,074	11,790
Less: accumulated depreciation	(4,160)	(5,812)
Finished ASRs, net	$4,914	$5,978

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

Property, equipment, and software, net as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31
	2025	2024
Computer equipment	$272	$251
Construction Work in Process	113	—
Software	8	8
Furniture, fixtures and equipment	1,094	1,263
Leasehold improvements	271	54
	1,758	1,576
Accumulated depreciation and amortization	(694)	(915)
Property, equipment and software, net	$1,064	$661

Depreciation and amortization expense on property, equipment and software is included in research and development expenses, cost of revenue, net, and sales, general and administrative expense on the Company’s Statements of Operations. Depreciation and amortization expense on property, equipment and software was $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Goodwill and Acquired Intangible Assets

The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill annually, during the fourth quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Since inception through December 31, 2025, the Company has not had any goodwill impairment.

Acquired intangible assets consist of identifiable intangible assets, primarily developed technology, trademark and customer relationships. These intangible assets have been determined to have definite lives and are carried at cost, less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is normally one to eight years. The amortization expense for developed technology is recorded in cost of revenue, net. The amortization expense for the trademark and customer relationships is recorded in sales, general and administrative expense.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. If estimates of future undiscounted net cash flows are insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company will depreciate or amortize the net book value of the assets over the newly determined remaining useful lives. Management reviewed the

Company‘s ASRs, property, equipment, software and intangible assets and no assets were determined to be impaired for the years ended December 31, 2025 and 2024.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Legal, consulting and financial services	$268	$58
Sales tax	42	378
Warranty liability	354	364
Payroll and payroll taxes	457	364
Customer deposits	146	82
Credit cards	176	128
Other	379	420
	$1,822	$1,794

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

Change in the warranty liability for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Balance January 1,	$364	$406
Provision for warranties issued	202	275
Warranty services provided	(212)	(317)
	$354	$364

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

Deferred revenue

In connection with the Company’s MaaS subscription for the Company’s ASRs, the Company’s standard billing terms are 1) annual in advance; 2) quarterly; or 3) monthly. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a 12-month term.

The Company also records deferred revenue from unfinished contracts for certain ECD related services.

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. The following table summarizes the changes in the deferred revenue balance as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred revenue, beginning of period	$1,883	$1,741
Revenue recognized in the year ended related to amounts included in deferred revenue at the beginning of the period	(1,748)	(1,466)
Revenue deferred, net of revenue recognized on contracts in the respective period	1,151	1,608
Deferred revenue, end of period	$1,286	$1,883

The Company expects the balance of deferred revenue to be recognized in the next 12 months.

 Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized for subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contracts.

Customer Deposits

Customer deposits primarily relate to sales of ECDs to certain customers dependent upon credit worthiness. The customer deposits are recorded as current liabilities and reclassed to a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Year Ended December 31
	2025			2024
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$30	$4,372	$4,402	$84	$4,239	$4,323
ECDs	5,994	939	6,933	5,767	715	6,482
Total	$6,024	$5,311	$11,335	$5,851	$4,954	$10,805

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

Cost of revenue, net

Cost of revenue, net related to services includes depreciation of the ASRs and some ECDs over their useful lives, labor and associated benefits incurred in the manufacture and maintenance of the ASRs, data and communications fees, routine maintenance costs, shipping costs, and other direct costs incurred during assembly and deployment. ECD related cost of revenue, net also consist of all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tool, repairs and other expenses.

Shipping and Handling Costs

The Company classifies certain shipping and handling costs as cost of revenue, net in the accompanying Statements of Operations. The amounts classified as cost of revenue, net represent shipping and handling costs associated with the deployment or returns of the ASRs directly to or from clients. Management believes that the classification of these shipping and handling costs as cost of revenue, net better reflects the cost of producing the ASRs and selling its services. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and clients are recorded as sales, general and administrative expenses.

The shipping and handling costs recorded within cost of revenue, net totaled approximately $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. Shipping and handling costs recorded within sales, general and administrative was insignificant for the years ended December 31, 2025 and 2024, respectively.

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

Sales, General and Administrative Costs

Selling, general and administrative costs consist primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance, information technology, human resources, sales, and marketing personnel, investor relations expenses, advertising expenses, travel and related expenses, trade shows, costs of computer and communications equipment and support services, consulting and professional service fees including legal, costs of marketing programs, costs of facilities, management information systems and support services, offset by allocations of indirect costs such as facilities and shared services expenses.

Advertising Costs

Advertising costs are recorded in sales, general and administrative expense in the Company’s Statements of Operations as incurred. Advertising expense was $0.3 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. The assessment requires significant judgment and is performed in each of the applicable taxing jurisdictions. Additionally, the Company assesses its uncertain tax positions and records tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	186,411
Stock options	332,676	296,391
Total potentially dilutive shares	519,087	482,802

The weighted average number of shares of common stock outstanding as of December 31, 2024 includes the weighted average effect of the 816,341 pre-funded warrants issued in connection with the November Offering (as defined in Note 5 - Capital Stock and Warrants) because the exercise of such warrants requires nominal consideration ($0.001 per share exercise price for each pre-funded warrant). As of December 31, 2024, 190,007 of the pre-funded warrants have been exercised for 189,997 shares of Class A Common Stock; and 626,334 outstanding pre-funded warrants as of that date are not included in the table above. As of February 11, 2025, the pre-funded warrants were fully exercised.

As all potentially dilutive securities are anti-dilutive as of December 31, 2025 and 2024, diluted net loss per share of Class A and Class B Common Stock is the same as basic net loss per share for each year.

Accounting Pronouncements Adopted in 2025

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company adopted the standard on a retrospective basis on January 1, 2025 for fiscal year reporting. While the standard requires additional disclosures related to the Company’s income taxes, the standard did not have an impact on the Company’s operating results, financial condition or cash flows.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. It is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. Management does not believe the implementation of this standard will have a material impact on the Company’s financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intends to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2025 and 2024 and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash equivalents:
Money market funds	$20,481	$20,481	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash equivalents and restricted cash:
Money market funds	$10,638	$10,638	$—	$—

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 warrant and derivative liability during the year ended December 31, 2024, which were measured at fair value on a recurring basis (in thousands):

Warrant and Derivative Liabilities
Balance as of January 1, 2024	$6,247
Warrant cancellations	(3,000)
Revaluation of Common Stock warrants	2,729
Reclassification of Series s and Series m-3 Preferred Stock warrants	(4,762)
Revaluation of Series s and Series m-3 Preferred Stock warrants	(1,214)
Balance as of December 31, 2024	$—

There were no Level 3 instruments that were measured at fair value for the year ended December 31, 2025.

NOTE 3: Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.3 million during the year ended December 31, 2022 related to the Case Emergency Systems (“CASE”) acquisition.  During the year ended December 31, 2023, an out of period adjustment of $0.6 million was recorded, bringing the total goodwill recorded pursuant to the CASE acquisition to $1.9 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the years ended December 31, 2025 and 2024.

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		December 31, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(635)	$355
Customer relationships	8	950	(381)	569
Total		$1,940	$(1,016)	$924

		December 31, 2024
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(437)	$553
Customer relationships	8	950	(262)	688
Total		$1,940	$(699)	$1,241

Intangible assets amortization expense was recorded as follows (in thousands):

	December 31,	December 31,
	2025	2024
Cost of revenue	$198	$197
Sales, general and administrative	119	119
Total intangible asset amortization	$317	$316

As of December 31, 2025, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2026	$317
2027	275
2028	118
2029	119
2030	95
Total	$924

NOTE 4: Debt Obligations

Public Safety Infrastructure Bonds

On September 29, 2023, the Company filed an Offering Circular for the issuance of up to $10.0 million in Public Safety Infrastructure Bonds (the “Bonds”) pursuant to Regulation A of the Securities Act. The Offering Circular was qualified with the SEC on October 2, 2023. The price per Bond is $1,000. The Bonds are unsecured, bearing interest at 10% per annum, payable annually on December 31 each year, starting on December 31, 2024, with the Bonds maturing on the fifth anniversary of the initial issuance.

August 2024 Note

On October 10, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Purchase Agreement”) with Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (the “Holder”), pursuant to which the Company issued and sold to the Holder in a private placement (i) senior secured convertible notes (the “2022 Notes”), and (ii) warrants (the “2022 Warrants”) to purchase up to 1,138,446 shares of the Company’s Class A Common Stock. The 2022 Warrants included an adjustment mechanism, whereby the exercise price and number of shares issuable upon the exercise of the 2022 Warrants (the “Warrant Exercise Price”) were subject to adjustment from time to time, such that immediately after an issuance of shares of Class A Common Stock (a “Stock Issuance”), excluding an At-the-Market (“ATM”) offering, at any price per share of Class A Common Stock that was lower than the then in effect Warrant Exercise Price (the “Reset Price”), the Warrant Exercise Price would be reduced to equal the Reset Price, and the number of shares issuable upon the exercise of the 2022 Warrants would be increased to the number necessary to maintain the value of the 2022 Warrants immediately prior to such Stock Issuance. In connection with the entry into the 2022 Purchase Agreement, the Company and the Holder also entered into a registration rights agreement (the “2022 Registration Rights Agreement”), pursuant to which the Company agreed to provide the Holder with certain registration rights under the Securities Act.

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

The August 2024 Note was paid in full on June 30, 2025. As of December 31, 2025 and 2024, the outstanding balance of the August 2024 Note was $0.0 million and $1.4 million and was included in the current portion of debt obligations.

Insurance Notes

On October 26, 2024, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39% per year. On February 4, 2025, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $35 thousand with a borrowing rate of 7.39% per year. On October 24, 2025, the Company financed additional business insurance premiums of $0.5 million to be repaid in eleven installments of $46 thousand with a borrowing rate of 6.65% per year. As of December 31, 2025, the outstanding balance on the financing for the insurance premiums was $0.4 million.

The amortized carrying amount of the debt obligations consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Bonds, net of unamortized issuance costs of $238 and $316, respectively	$4,015	$3,952
August 2024 Note	—	1,364
Insurance Notes	405	—
Total debt	4,420	5,316
Less: current portion of debt obligations	(405)	(1,364)
Non-current portion of debt obligations	$4,015	$3,952

The Company issued Bonds with a total principal amount of approximately $2.8 million, in aggregate, generating net proceeds to the Company of approximately $2.6 million, net of issuance costs of approximately $0.2 million during the year ended December 31, 2024.  During the year ended December 31, 2025, approximately $15 thousand of Bonds were repaid and retired.

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

For periods subsequent to May 15, 2024, the preferred warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the Balance Sheets.

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

The Company previously entered into an agreement that contemplated the potential issuance of up to 15,238 warrants (“Vendor Warrants”) to a vendor upon the completion of certain services and satisfaction of certain contractual conditions. In the Company’s determination, such agreement was breached by the vendor, services were not performed, conditions were not satisfied and accordingly no Vendor Warrants were issued.

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

The November offering was conducted pursuant to an underwriting agreement (the “Agreement”) between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC, as the sole bookrunner (the “Underwriter”), that was entered into on November 21, 2024. Pursuant to the Agreement, the Company sold 393,659 shares of Class A Common Stock and pre-funded warrants to purchase 816,341 shares of Class A Common Stock in the November offering at a public offering price of $10.00 per share and $9.999 per pre-funded warrant, less underwriting discounts and commissions. The Company also granted the Underwriter a 30-day option to purchase up to an additional 181,500 shares of Class A Common Stock (or pre-funded warrants) from the Company at the public offering price, less underwriting discounts and commissions. The Company also agreed to issue to the Underwriter a warrant to purchase 36,300 shares of Class A Common Stock and 3% of the securities sold upon the exercise of the Underwriter’s overallotment option, which such warrant is exercisable commencing 180 days after the date of the Agreement, and will be exercisable for a period of five years from the date of the Agreement, at an exercise price of $18.29 per share. The overallotment option was not exercised during the year ended December 31, 2025. The material terms of the November offering are described in the Registration Statement and the Prospectus Supplement. The Agreement contains customary representations, warranties and agreements of the Company. The Company also agreed in the Agreement to indemnify the Underwriter against certain liabilities. All pre-funded warrants issued in this offering were exercised in full as of December 31, 2025.

A summary of the Company’s outstanding warrants as of December 31, 2025, is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding warrants or stock options as follows:

December 31,
2025
Stock options to purchase common stock	332,676
Warrants outstanding for future issuance of common stock	186,411
Stock options available for future issuance	7,275,841
Total shares of Class A Common Stock reserved	7,794,928

ATM Offering Program

On February 1, 2023, we entered into an ATM Agreement with Wainwright, pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). We initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024, and November 14, 2024.

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A common stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of March 25, 2026, we have approximately $21.7 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the year ended December 31, 2025, the Company issued 6,877,113 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $42.8 million, net of brokerage and placement fees of approximately $1.2 million.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 100,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for issuance under the 2016 Plan became available for issuance under the 2022 Plan. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the plan administrator. Pursuant to clause (a) there were an additional 220,106 shares added to the 2022 Plan on March 31, 2025. Shares subject to awards (including under the 2016 Plan and the 2014 Plan) that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us,

(iii) are withheld by or tendered to us as the payment for the purchase price of an award or to satisfy tax withholding obligations related to an award or (iv) are settled in cash will be added back to the shares of common stock available for issuance under the 2022 Plan. On October 24, 2025, the 2022 Plan was amended to provide for the issuance of an additional 2,000,000 shares of Class A Common Stock.

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

On December 1, 2025, the Board of Directors approved the 2025 Inducement Plan (the “Inducement Plan”) pursuant to which 5,000,000 shares of Class A Common Stock became issuable under the Inducement Plan. The Inducement Plan is generally subject to the same terms and conditions as the 2022 Plan and provides for the grant of awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq listing rules. As of December 31, 2025, we have not issued any awards under the Inducement Plan.

Stock option activity under all of the Company’s equity incentive plans for the years ended December 31, 2025 and 2024 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of January 1, 2024	2,003	201,372	$135.77	7.14	$141
2022 Plan increase	187,296
Granted	(183,600)	183,600	17.79
Exercised	—	(2,260)	8.00
Forfeited	86,301	(86,301)	187.22
Expired	20	(20)	8.00
Available and outstanding as of December 31, 2024	92,020	296,391	50.50	7.97	26
2022 Plan and Inducement Plan increase	7,220,106	—	—
Granted	(69,085)	69,085	4.69
Forfeited	32,800	(32,800)	83.62
Available and outstanding as of December 31, 2025	7,275,841	332,676	$36.10	7.45	$6
Vested and exercisable as of December 31, 2025		180,902	$52.28	6.27	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $3.71 as of December 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0 and $37 thousand, respectively. The fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $1.5 million and $1.4 million, respectively.

The determination of the fair value of options granted during the years ended December 31, 2025 and 2024 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	December 31,
	2025	2024
Risk-free interest rate	3.83%	4.22%
Expected dividend yield	—%	—%
Expected volatility	52.74%	54.29%
Expected term (in years)	6.1	5.7

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $2.49 and $11.23 per share, respectively.

As of December 31, 2025, the Company had unamortized stock-based compensation expense of $0.8 million that will be recognized over the average remaining vesting term of options of 1.32 years.

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

A summary of stock-based compensation expense recognized in the Company’s Statements of Operations is as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Cost of revenue, net	$158	$208
Research and development	460	565
Sales, general and administrative	918	939
Total	$1,536	$1,712

NOTE 7: Employee Benefit Plan

The Company administers a 401(K) retirement plan (the “401(K) Plan”) in which all employees are eligible to participate. Each eligible employee may elect to contribute to the 401(K) Plan. During the years ended December 31, 2025 and 2024, the Company made no matching contributions.

NOTE 8:  Income Taxes

Domestic and foreign components of net loss before income taxes is as follows (in thousands):

	Year Ended
	December 31,
	2025	2024

Domestic	$(33,815)	$(31,734)
Foreign	—	—
Net loss before income tax expense	$(33,815)	$(31,734)

Income tax expense consisted of the following (in thousands):

Year Ended
December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Total current expense	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Total income tax expense	$—	$—

Reconciliation between the effective tax rate on income from operations and the statutory tax rate of 21% is as follows:

	2025		2024

Income tax benefit at statutory federal rate	$(7,101)	21.0%	$(6,664)	21.0%
Tax credits
Research and development credits	(579)	1.7	(370)	1.2
Changes in valuation allowance	7,340	(21.7)	6,027	(19.0)
Nontaxable or nondeductible items
Stock-based compensation	109	(0.3)	630	(2.0)
Other	136	(0.4)	330	(1.0)
Change in unrecognized tax benefits	87	(0.3)	55	(0.2)
Other Adjustments
Other	8	—	(8)	—
Effective tax rate	$—	(0.0)%	$—	(0.0)%

Cash paid for income taxes, net of refunds received by jurisdictions is as follows (in thousands):

Year Ended
December 31,
	2025	2024

Federal	$—	$—
State	—	—
Foreign	—	—
Total income taxes paid, net of refunds	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$50,466	$40,925
Research and development credit carryforwards	3,724	3,054
Stock-based compensation	552	290
Accruals and other	162	249
Lease liability	874	108
Property, equipment and software	—	123
Amortization	164	162
Capitalized research and experimental expenses	2,069	2,758
Other	—	10
Total deferred tax assets	58,011	47,679
Valuation allowance	(56,997)	(47,573)
Deferred tax assets recognized	1,014	106
Deferred tax liabilities:
Right of use asset	(713)	(106)
Property, equipment and software	(301)	—
Total deferred tax liabilities	(1,014)	(106)
Net deferred taxes	$—	$—

The Company considers all available evidence, both positive and negative, including historical levels of taxable income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2025 and 2024, based on the Company’s analysis of all available evidence, both positive and negative, it was considered more likely than not that the Company’s deferred tax assets would not be realized and, as a result, the Company recorded a full valuation allowance for its deferred tax assets. The valuation allowance increased $9.4 million and $7.6 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $189.7 million, of which $23.3 million begin to expire in 2033 and $166.4 million can be carried over indefinitely. As of December 31, 2025, the Company had federal research and development tax credits of approximately $2.6 million, which begin to expire in 2033.

As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $154.3 million, which begin to expire in 2027. As of December 31, 2025, the Company had state research and development tax credits of approximately $2.3 million, which do not expire.

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

On July 4, 2025, the current administration signed the One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions such as permanently reinstating the immediate deduction of domestic specified research and experimental expenditures (“R&E”), permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. Following the enactment of the OBBBA, we are no longer capitalizing domestic research and experimental expenditures as of December 31, 2025. The Company continues to generate a deferred tax asset for foreign capitalized R&E expenditures for the year ended December

31, 2025.   Due to our valuation allowance on deferred tax assets, this tax law change did not result in a material impact to our financial statements.

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

The changes in the unrecognized tax benefits are as follows (in thousands):

	2025	2024
Unrecognized tax benefits as of the beginning of the year	$631	$544
Increases related to prior year tax provisions	—	—
Decrease related to prior year tax provisions	(2)	(6)
Increase related to current year tax provisions	128	93
Statute lapse	—	—
Unrecognized tax benefits as of the end of the year	$757	$631

The Company’s unrecognized tax benefits as of December 31, 2025 relate entirely to research and development credits. The total amount of unrecognized tax benefits as of December 31, 2025 is $0.8 million. If recognized, none of the unrecognized tax benefits would impact the effective tax rate because of the valuation allowance. The Company’s policy is to recognize interest and penalties to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest or penalties related to unrecognized tax benefits as of December 31, 2025.

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

The components of leases and lease costs are as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases
Operating lease ROU assets	$2,745	$407

Operating lease liabilities, current portion	$555	$412
Operating lease liabilities, non-current portion	2,805	—
Total operating lease liabilities	$3,360	$412

Operating lease costs	$1,523	$989

As of December 31, 2025, future minimum operating lease payments for the year is as follows (in thousands):

Years ending December 31,	Amount
2026	$1,010
2027	999
2028	1,029
2029	1,060
2030	496
Total future minimum lease payments	4,594
Less – Interest	(1,234)
Present value of lease liabilities	$3,360

Weighted average remaining lease term is 4.4 years. The weighted average discount rate of 14.8% ranges from 5.75% to 15.0% dependent upon the assets underlying the operating lease and its term.

Rent expense totaled $1.5 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, included in the Company’s Statements of Operations. There were two month to month lease agreements for each of the years ended December 31, 2025 and 2024.

Purchase Commitments

The Company executed a purchase agreement on September 13, 2024, in order to secure the acquisition of raw materials essential to ASR manufacturing. This agreement stipulates a total expenditure of $0.8 million before December 31, 2026. During the year ended December 31, 2025, the Company made payments totaling $0.2 million pursuant to this commitment.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of December 31, 2025 that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the financial statements as of December 31, 2025 and 2024.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of their contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. Based on the Company’s assessment, the Company has recorded a use tax liability of $42 thousand and $0.4 million as of December 31, 2025 and 2024, respectively, which has been included in accrued expense and other current liabilities on the accompanying Balance Sheets. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 10: Segment Information

Management identifies reportable segments based on how it manages the Company’s operations. As such, the Company operates as one segment for reporting purposes. The accounting policies of the Company’s segment are the same as those described in Note 1.

The CODM assesses performance at a Company level and decides how to allocate resources based on net loss. The measure of segment assets is reported on the Balance Sheets as total assets. The measure of significant segment expenses is listed on the Statements of Operations. The CODM evaluates performance and allocates resources for its reportable segment using segment income or loss. This metric is used to evaluate the overall financial performance of the segment, make operational and strategic decisions, prepare our annual plan, and allocate resources.

NOTE 11: Subsequent Events

ATM offering program

From January 1, 2026 through March 25, 2026 the Company issued 2,027,993 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $9.0 million, net of brokerage and placement fees of approximately $0.2 million pursuant to the August Prospectus Supplement.

Acquisition

As announced on February 27, 2026, the Company entered into a securities purchase agreement (the “Event Risk Agreement”) with Event Risk LLC, an Indiana limited liability company (“Event Risk”), and Eric Rose (the “Seller”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Event Risk.

Consideration for the Event Risk Acquisition consisted of (i) a $5.0 million cash payment at closing, (ii) repayment of Event Risk’s outstanding indebtedness of $1.1 million, (iii) the issuance of 1,724,418 shares of the Company’s Class A common stock, and (iv) $4.0 million of deferred cash payments, payable in quarterly installments through December 31, 2028 subject to the purchase agreement. The purchase agreement also provides for contingent future cash and equity consideration based on post-closing performance, including a 2026 earn-out, revenue-based cash payments for 2027 through 2031, and potential additional equity issuances, each subject to specified thresholds and caps.

The Event Risk Agreement contains customary representations, warranties, covenants, indemnification provisions, working capital adjustment mechanics, non-compete provisions, and tax treatment provisions. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Event Risk Agreement filed as an exhibit to this Annual Report on Form 10-K.

The initial accounting for the transaction is incomplete at this time due to the close proximity of the acquisition close date to the issuance date of these financial statements. The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is anticipated to be completed in the first quarter of fiscal 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None

(b)Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and members of our Board of Directors is set forth below.

Name	Title/Position	Age
William Santana Li	Chairman, Chief Executive Officer and President	56
Apoorv S. Dwivedi	EVP, Chief Financial Officer, and Secretary	45
Mercedes Soria	EVP and Chief Intelligence Officer / Chief Information Security Officer	52
Aaron J. Lehnhardt	EVP and Chief Design Officer	53
William G. Billings (1)(2)	Director	50
Robert A. Mocny (1)(2)	Director	68
Melvin W. Torrie (1)(2)	Director	56

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.

Executive Officers

William Santana Li has served as the Company's Chairman and Chief Executive Officer (“CEO”) since April 2013, when he co-founded the Company, and its President since January 2024. Mr. Li is an American entrepreneur with over 30 years of experience from working in the global automotive sector and founding and leading a number of startups. From 1990 to 1999, Mr. Li held multiple business and technical positions at Ford Motor Company across four continents. His positions at Ford ranged from component, systems, and vehicle engineering with the Visteon, Mazda, and Lincoln brands; to business and product strategy on the U.S. youth market, India, and the emerging markets in Asia-Pacific and South America; as well as the financial turnaround of Ford of Europe. In addition, he was on the “Amazon” team, which established an all-new modular plant in Brazil. Subsequently, he served as Director of Mergers & Acquisitions. In 1998, Mr. Li founded and served as Chief Operating Officer of GreenLeaf LLC, a Ford Motor Company subsidiary that became the world’s second largest automotive recycler. Under his leadership, GreenLeaf grew to more than 600 employees, 20 locations worldwide, and annual sales of approximately $150 million. After successfully establishing GreenLeaf, Mr. Li was recruited by SoftBank Venture Capital to establish and serve as the President and CEO of the Model E Corporation, a newly established automobile manufacturer that focused on the “Subscribe and Drive” model in California. Mr. Li also founded Carbon Motors Corporation in 2003, and served as its Chairman and CEO until February 2013, which focused on developing the world’s first purpose-built law enforcement patrol vehicle. Mr. Li earned a Bachelor of Science in Electrical Engineering from Carnegie Mellon University and a Master of Business Administration from the University of Detroit Mercy. He is married to Mercedes Soria, the Company’s EVP and Chief Intelligence Officer / CISO. The Board of Directors believes Mr. Li is qualified to serve as a director due to his more than 30 years of experience in various industries, including as our Chairman and CEO, and founder of the Company.

Apoorv S. Dwivedi has served as the Executive Vice President and Chief Financial Officer of the Company since January 2024, and Secretary since April 2024. Mr. Dwivedi most recently served as the Chief Financial Officer of Nxu, Inc. from January 2022 until December 2023. Prior to his CFO role at Nxu, Dwivedi served as Director of Finance for Cox Automotive from 2019 to January 2022 where he successfully ran the Manheim Logistics business. From 2018 to 2019, he was the Director of Presales within the finance solutions group at Workiva, and from 2010 to 2017 Mr. Dwivedi served in several corporate finance roles of increasing responsibility at the General Electric Company across both the GE Capital and GE Industrial businesses. Mr. Dwivedi began his career at ABN-AMRO, N.A. and was instrumental in building one of the first data analytics teams at Sears Holdings Company. Mr. Dwivedi earned his Bachelors in Finance from Loyola University – Chicago and his Master of Business Administration from Yale School of Management.

Mercedes Soria has served as our Executive Vice President and Chief Intelligence Officer since May 2013 and our CISO since April 2024, and has been with Knightscope since April 2013. Ms. Soria is a technology professional with over 15 years of experience in systems development, life cycle management, project leadership, software architecture and web applications development. Ms. Soria led IT strategy development at Carbon Motors Corporation from 2011 until 2013. From 2002 to 2010, Ms. Soria was Channel Manager and Software Development Manager for internal operations at Deloitte & Touche LLP. From 1998 to 2002, Ms. Soria worked as a software developer at Gibson Musical Instruments leading the effort to establish its online presence. Ms. Soria obtained Bachelor of Science and Master of Science degrees in Computer Science from Middle Tennessee State University with honors, as well as an Executive Master of Business Administration from Emory University. She is also a certified Six Sigma green belt professional and a member of the Society of Hispanic Professional Engineers. She is married to William Santana Li, the Company’s Chairman, Chief Executive Officer and President.

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

Directors

William Santana Li’s background information is set forth under “Executive Officers” above.

William G. Billings has served as a director since February 2024. He has served as Chief Accounting Officer of Chewy, Inc. since August 2024, where he oversees the Company’s accounting and finance operations. On July 3, 2025, the Board of Directors appointed Mr. Billings to serve as Chewy’s interim Chief Financial Officer (interim Principal Financial Officer), in addition to his role as Chief Accounting Officer and principal accounting officer. Previously, Mr. Billings served as Vice President of Finance and Chief Accounting Officer of GlobalFoundries, one of the world’s leading semiconductor manufacturers, from November 2021 to July 2024, where he oversaw global finance and accounting operations. Prior to joining GlobalFoundries, he served as Vice President of Accounting and Chief Accounting Officer of Coursera, an online course provider, from August 2021 to November 2021. Before that, Mr. Billings served as Global Corporate Controller of Airbnb, Inc., an online marketplace for lodging and tourism activities, from July 2019 to August 2021. From November 2015 to July 2019, he served as Vice President of Finance and Global Controller at World Fuel Services Corporation, an energy, commodities, and services company, and from November 2013 to October 2015 he served as Global Technical Controller of General Electric Company, a multinational energy, equipment, solutions, and services company. Mr. Billings is a certified public accountant and holds a Bachelor of Science degree in accounting from Southern University and A&M College and a Master of Business Administration degree from Rice University. The Board of Directors believes Mr. Billings is qualified to serve as a director due to his extensive experience in finance, accounting, and operations across complex, global organizations.

Robert A. Mocny has served as a director since February 2024. He has been a strategic advisor to the Biometrics Institute Limited since May 2020, a venture partner at Ridge Lane, LP since May 2020, a principal at Deep Water Point & Associates since May 2020, and has provided technical expertise to the Center for National Security and Immigration on immigration related legislation since June 2021. He previously served in various roles at the U.S. Department of Homeland Security (the “DHS”) from April 2001 to February 2020, most recently as the deputy director of technology and innovation at the Federal Protective Service of the DHS from October 2016 to February 2020. Prior to the DHS, Mr. Mocny served at the Immigration and Naturalization Service of the Department of Justice from December 1992 to April 2001, culminating in his role as the Special Assistant to the Deputy Commissioner from April 1998 to April 2001. Mr. Mocny has spearheaded numerous technology innovation initiatives, including office automation software programs and the development of the Secure Electronic Network for Travelers Rapid Inspection (or “SENTRI”) program, which was recognized with a Hammer Award by Vice President Al Gore and is now one of the core Trusted Traveler programs operated by DHS. Mr. Mocny holds a Bachelor of Arts in Soviet Studies from the University of California at Santa Barbara. The Board of Directors believes Mr. Mocny is qualified to serve as a director due to his significant security, law enforcement and government experience and technological expertise.

Melvin W. Torrie has served as a director since February 2024. He has served as the chief executive officer, president, and chairman of the Board of Directors of Autonomous Solutions Inc. (“ASI”) since November 2000. ASI was founded in 2000 as a spinoff from Utah State University and provides technology to create fully autonomous vehicles by retrofitting existing equipment. In his role at ASI, Mr. Torrie has piloted robotic development partnerships with some of the largest vehicle manufacturers in the world. Mr. Torrie has taught at Utah State University and is a frequent keynote speaker and trainer on the topics of artificial intelligence, machine learning, autonomous vehicles, industrial robotics, and leadership. Mr. Torrie has a Bachelor of Science degree in electrical engineering and a Master of Science degree in computer science from Utah State University. The Board of Directors believes Mr. Torrie is qualified to serve as a director due to his significant experience in leadership and with technology, autonomous vehicles, and robotics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based solely on the Company’s review of the reports that have been filed by or on behalf of such person in this regard, during the fiscal year ending December 31, 2025, all required reports were filed in a timely manner.

Family Relationships

There are no family relationships among any of our directors and executive officers, except that William Santana Li, our Chairman, Chief Executive Officer, and President, is married to Mercedes Soria, our Executive Vice President and Chief Intelligence Officer / CISO.

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

The members of the Audit Committee are Mr. Billings, Mr. Mocny, and Mr. Torrie. Mr. Billings serves as the Chair of the Audit Committee. Our Board of Directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”)and Rule 10A-3 under the Exchange Act and meet the requirements for financial literacy under the Nasdaq rules. In addition, our Board of Directors has determined that Mr. Billings qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable Nasdaq rules.

Item 11. Executive Compensation

2025 Summary Compensation Table

The following table sets forth certain information with respect to total annual compensation for the years indicated for the Company’s named executive officers.

				Option	All Other
				Awards	Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus(1)	($)(2)	($)(3)	($)
William Santana Li	2025	541,539	555,000	—	2,000	1,098,539
Chairman, Chief Executive Officer and President	2024	505,000	500,000	1,218,800	1,593	2,225,393

Apoorv Dwivedi	2025	386,539	600,000	—	16,617	1,003,156
EVP, Chief Financial Officer and Secretary	2024	332,500	—	960,000	12,158	1,304,658

Mercedes Soria	2025	386,539	400,000	—	2,000	788,539
EVP and Chief Intelligence Officer/CISO	2024	350,000	—	360,000	1,593	711,593
(1)	Amounts represent annual cash incentive bonuses earned by our named executive officers based on the achievement of certain pre-established metrics, as described below in the section titled “Annual Bonuses”. For Mr. Dwivedi, the amounts also represent a one-time bonus for an aggregate gross amount of $200,000, payable in two installments (i) $100,000 in January of 2025, and (ii) $100,000 following the finalization and completion of the Company’s financial model by Mr. Dwivedi on March 31, 2025 and the Board of Director’s certification of such model.

(2)	The named executive officers did not receive grants of stock options in 2025, as further discussed below in the section titled “Long-Term Equity Incentives.” Amounts reflect the aggregate grant date fair value of stock option grants made in 2024 computed in accordance with stock-based accounting rules (Financial Accounting Standards Board Accounting Standards Codification Topic 718 Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 6 to our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(3)	Amounts represent the incremental cost of the Company paying the employee portion of the named executive officers’ premiums for medical insurance, life insurance and short-term and long-term disability insurance.

Narrative Disclosure to 2025 Summary Compensation Table

The 2025 compensation program for the Company’s named executive officers was comprised of the following major elements: (a) base salary; and (b) an annual, discretionary cash bonus. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our named executive officers. Adjustments to base salaries are reviewed annually by the Compensation Committee and may be adjusted from time to time to reflect promotions or other changes in the scope of breadth of the named executive officer’s role or responsibilities, as well as to maintain market competitiveness.

In 2025, the base salaries of Mr. Li, Ms. Soria, and Mr. Dwivedi were $555,000, $400,000, and $400,000, respectively.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and are designed to reward performance of our named executive officers individually. For 2025, the annual bonus was based on achievement of performance-based metrics and equal to 100% of the base salary for each of the Company’s named executive officers.

During 2025, the named executive officers delivered a number of operational and strategic accomplishments that strengthened the Company’s foundation for future growth. Key achievements included (i) revenue growth and improved working-capital management, (ii) disciplined operating expense controls, (iii) continued investment in next-generation technologies and product platforms, (iv) strengthening of capital markets access and liquidity, (v) improvements to manufacturing and inventory management processes, and (vi) the implementation of enhanced financial and operational systems. Additionally, Mr. Dwivedi was granted a one-time bonus for an aggregate gross amount of $200,000, payable in two installments (i) $100,000 in January of 2025, and (ii) $100,000 following the finalization and completion of the Company’s financial model by Mr. Dwivedi on March 31, 2025 and the Board of Director’s certification of such model.

Long-Term Equity Incentives

Grants made under our 2022 Plan provide continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives, align their interests with the long-term interests of our stockholders, and provide a long-term retention incentive. While none of named executive officers received option grants in 2025, each named executive officer held outstanding stock options as of December 31, 2025, as detailed in the “2025 Outstanding Equity Awards at Fiscal Year-End” below.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life and accidental death & dismemberment insurance. Our named executive officers are eligible for certain enhanced benefits under our executive-level medical insurance, life insurance and short-term and long-term disability insurance.

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

There were no stock option grants made to any named executive officer during fiscal year 2025.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding stock options held by our named executive officers at December 31, 2025.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option	Option
		Options (#)	Options (#)		Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date
William Santana Li	7/12/2022	6,526	1,136	(1)(2)	152.00	7/11/2032
	7/28/2023	4,618	3,044	(1)(2)	75.50	7/27/2033
	6/11/2024	40,000	40,000	(2)(3)	15.24	6/10/2034

Apoorv Dwivedi	4/23/2024	20,000	20,000	(2)(3)	24.00	4/22/2034

Mercedes Soria	11/17/2016	3,740	—	(4)	30.00	11/17/2026
	4/22/2018	4,000	—		63.00	4/21/2028
	5/9/2019	9,999	—		62.00	5/9/2029
	2/27/2020	1,999	—		45.50	2/26/2030
	6/24/2020	699	—		45.50	6/23/2030
	7/12/2022	2,142	395	(1)(2)	152.00	7/11/2032
	7/28/2023	1,518	1,019	(1)(2)	75.50	7/27/2033
	4/23/2024	7,500	7,500	(2)(3)	24.00	4/22/2034
(1)	The stock option vests and becomes exercisable as to 25% of the shares subject to the option on the first anniversary of the grant date, and vest as to the remaining shares in equal monthly installments over the subsequent 36 months, subject to continuous service as of each vesting date.
(2)	Exercisable for shares of Class A Common Stock.
(3)	The stock option vests and becomes exercisable as to 50% of the shares subject to the option on the first anniversary of the grant date, and 50% of the shares on the second anniversary of the grant date, subject to continuous service as of each vesting date.
(4)	Exercisable for shares of Class B Common Stock, which can be subsequently converted to Class A Common Stock on a one-for-one basis.

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

2025 Director Compensation

For 2025, each non-employee director received an annual cash retainer of $15,000. In addition, a director serving as the chairperson of a Board of Directors committee received an additional annual retainer of $2,500, except that the chairperson of the Audit Committee received an additional annual retainer of $6,500. Each non-executive director is eligible to receive awards under the Company’s equity incentive plans as may be determined from time to time by the Board of Directors in its discretion. Mr. Li does not receive compensation for his service on the Board of Directors.

The following table summarizes the total compensation earned by each of our non-employee directors who served during 2025.

	Fees
	Earned
	or Paid in	Option
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)
William G. Billings	24,000	-	24,000
Robert A. Mocny	15,000	-	15,000
Melvin W. Torrie	15,000	-	15,000

(1)	The fees presented represent the annual cash fees earned by each director.
(2)	Each of our directors who were serving on the Board of Directors as of December 31, 2025 (Mr. Billings, Mr. Mocny, and Mr. Torrie) held 2,000 stock options as of December 31, 2025.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of Knightscope, Inc. In addition, none of our executive officers serves or has served as a member of the Board of Directors, compensation committee or other Board or Directors committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of February 11, 2026, for:

●	each person who we know beneficially owns more than 5% of any class of our voting securities;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Percentage ownership is based on 12,807,568 shares of Class A common stock outstanding and 335,746 shares of Class B common stock outstanding, in each case, as of February 11, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights, held by such person that are currently exercisable or convertible, or will become exercisable or convertible or will vest within 60 days of February 11, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of all listed stockholders is c/o Knightscope, Inc., 305 North Mathilda Avenue, Sunnyvale, California 94085. Except as indicated by the footnotes below, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

				Class B
	Class A Common			Common
	Stock			Stock		Combined
	Beneficially			Beneficially		Voting
	Owned			Owned		Power(1)
Name of Beneficial Owner	Number		%	Number	%
5% Stockholders:
William (“Bill”) Santana Li	82,144	(2)	0.6%	146,000	43.0%	9.5%
Named Executive Officers and Directors:
William (“Bill”) Santana Li	82,144	(2)	0.6%	146,000	43.0%	9.5%
Mercedes Soria	82,144	(2)	0.6%	146,000	43.0%	9.5%
Apoorv S. Dwivedi(3)	20,005		*	—	—	*
William G Billings(4)	2,022		*	—	—	*
Robert A. Mocny(4)	2,004		*	—	—	*
Melvin W. Torrie(4)	2,000		*	—	—	*
All current executive officers and directors as a group (7 individuals)(5)	132,174		1.0%	146,000	43.0%	9.7%
*	Represents beneficial ownership of less than 1%.
(1)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock as if converted to Class A common stock or Class B common stock, as applicable, voting as a single class. Combined voting power does not include shares underlying options or warrants convertible into shares of Class A common stock or Class B common stock.
(2)	Based on a Schedule 13G filed on March 31, 2025 and information known to the Company. Consists of (i) 1,666 shares of Class A common stock; (ii) 140,000 shares of Class B common stock; and (iii) 80,478 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of February 11, 2026, in each case held by Mr. Li. Also consists of (iv) 2,260 shares of Class B common stock shares; (v) 3,740 shares of Class B common stock shares that are currently exercisable or exercisable within 60 days of February 11, 2026; and (vi) 28,221 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of February 11, 2026, in each case held by Ms. Soria, who is Mr. Li’s wife. The amount of securities reported as beneficially owned by the Mr. Li does not include 150,111 shares of Class A common stock underlying warrants over which the Mr. Li has a proxy to vote the shares, once exercised. The warrants are currently exercisable, however Mr. Li does not have the ability to exercise the warrants.
(3)	Includes 20,000 shares of Class A common stock underlying options that are currently exercisable or exercisable within 60 days of February 11, 2026.
(4)	Includes 2,000 shares of Class A common stock underlying stock options that are currently exercisable or exercisable within 60 days of February 11, 2026.
(5)	Consists of (a) 1,697 shares of Class A common stock, (b) 130,477 shares of Class A common stock underlying stock options that are currently exercisable or exercisable within 60 days of February 11, 2026, (c) 142,260 shares of Class B common stock and (d) 3,740 shares of Class B common stock underlying stock options that are currently exercisable or exercisable within 60 days of February 11, 2026.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, regarding our equity incentive plans, which consists of awards issued under our 2014 Plan, 2016 Plan, 2022 Plan and Inducement Plan:

			Number of
			securities
			remaining
	Number of		available
	securities		for future
	to be issued upon	Weighted-average	issuance
	exercise of	exercise price of	under equity
	outstanding options,	outstanding options	compensation
Plan Category	warrants and rights	warrants and rights	plans (1)
Equity compensation plans approved by security holders
2014 Plan	5,180	$30.00	—
2016 Plan	63,252	$79.31	—
2022 Plan	264,244	$25.87	2,275,841
Equity compensation plans not approved by security holders
Inducement Plan (2)	—	—	5,000,000
Total	332,676	$36.10	7,275,841
(1)	Consists of 2,275,841 shares of Class A Common Stock reserved for issuance under the 2022 Plan. The number of shares of our Class A Common Stock reserved for issuance under the 2022 Plan will automatically increase each year beginning on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (x) 5% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (y) an amount determined by the Plan Administrator (as defined in the 2022 Plan); provided, however, that any shares that become available from any such increases in previous years that are not actually issued will continue to be available for issuances under the 2022 Plan. On October 24, 2025, an additional 2,000,000 shares of Class A Common Stock, par value of $0.001 per share was issued pursuant to the 2022 Plan. The share reserve available for future issuance will also include (A) any shares previously authorized for issuance under the Company’s 2016 Plan that on the Effective Date (as defined in the 2022 Plan) had not been granted under the 2016 Plan and are not subject to outstanding awards thereunder; plus (B) any shares subject to outstanding awards under the 2016 Plan or the Company’s 2014 Plan, as of the Effective Date that, on or after the Effective Date, cease to be subject to such awards prior to the issuance of shares thereunder, such as due to cancellation, expiration, or other termination of such awards.
(2)	Consists of 5,000,000 shares of Class A Common Stock reserved for issuance under the Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain transactions, arrangements and relationships in which we were a participant since January 1, 2025 and the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Certain equity, compensation, and other arrangements are described under “Executive Compensation.”

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

Policies and Procedures for Approving Transactions with Related Persons

Our Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board of Directors has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as described above, there were no related person transactions in the years ended December 31, 2024 or 2025. The transactions described above were approved by the Board of Directors at the time they were entered into.

Director Independence

Nasdaq listing rules require that a majority of the Board of Directors be comprised of independent directors. The Board of Directors has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie is each an “independent director” as defined under the applicable Nasdaq rules. Mr. Li is not independent due to his service as a current executive officer of the Company. The Board of Directors makes a determination regarding the independence of each director at least annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board of Directors has made a determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board of Directors has determined that Mr. Billings, Mr. Mocny, and Mr. Torrie are “independent directors” under Nasdaq listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed, including out-of-pocket costs, by BPM LLP, our independent registered public accounting firm for the years ended December 31, 2025 and 2024, for the audit of our financial statements and for other services provided in such years. All of these services and fees were pre-approved by the Audit Committee.

Fee Category	2025	2024
Audit Fees(1)	$683,832	$678,180
Audit-Related Fees(2)	—	—
Tax Fees(2)	—	—
All Other Fees(2)	—	—
Total Fees	$683,832	$678,180

(1)	Audit Fees included fees, whether or not yet invoiced, associated with the annual audit of our financial statements and for issuing a report thereon; the review of our periodic reports and services related to, or required by, statute or regulation, such as fees for comfort letters and consents; and assistance with and review of documents filed with the SEC.
(2)	There were no such fees during the periods presented.

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

2.2

Securities Purchase Agreement by and among the Company, Event Risk LLC and Eric Rose dated February 27, 2026 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2026 (File No. 001-41248).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to our Regulation A Offering Statement on Form 1-A/A filed on July 18, 2019 (File No. 024-11004)).
3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated April 5, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 8, 2024 (File No. 001 - 41248).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 16, 2024 (File No. 001-41248).

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 16, 2024 (File No. 001-41248).

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on September 16, 2024 (File No. 001-41248).

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Knightscope, Inc., dated September 13, 2024 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed on September 16, 2024 (File No. 001-41248).

3.7	Bylaws (incorporated by reference to Exhibit 2.2 to our Regulation A Offering Statement on Form 1-A/A filed on December 7, 2016 (File No. 024-10633)).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 21, 2025 (File No. 001-41248)).
4.1†	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on 10-K for the year ended December 31, 2024 filed on March 31, 2025 (File No. 001-41248) .
4.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).
4.4	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed on February 1, 2023 (File No. 333-269493)).
4.5	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-3 filed on February 1, 2023 (File No. 333-269493)).
4.6	Form of Indenture, including Form of Bond (incorporated by reference to Exhibit 3.1 to our Regulation A Offering Statement on Form 1-A/A filed on September 29, 2023 (File No. 024-12314)).
4.7	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Regulation A Offering Statement on Form 1-A/A filed on September 29, 2023 (File No. 024-12314)).
10.1*	2014 Equity Incentive Plan (incorporated by reference to Exhibit 6.1 to our Regulation A Offering Statement on Form 1 -A/A filed on December 7, 2016 (File No. 024-10633)).
10.2*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 6.2 to our Regulation A Offering Statement on Form 1 -A/A filed on December 7, 2016 (File No. 024-10633)).
10.3

Referral Program Agreement, dated April 20, 2021, between Knightscope, Inc. and Dimension Funding, LLC (incorporated by reference to Exhibit 6.6 to our Annual Report on Form 1-K for the year ended December 31, 2020, filed on April 30, 2021 (File No. 24R-00075)).

10.4*

Employment Agreement and Indemnification Agreement between the Company and William Santana Li (incorporated by reference to Exhibit 6.6 to our Regulation A Offering Statement on Form 1-A filed on October 15, 2021 (File No. 024 -11680)).

10.5*

Amendment No. 1 to Employment Agreement, dated July 10, 2023, between Knightscope, Inc. and William Santana Li (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2023 (File No. 001-41248)).

10.6

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

10.8

Common Stock Purchase Agreement, dated April 4, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2022 (File No. 001-41248)).

10.9

Amendment No. 1 to Common Stock Purchase Agreement, dated April 11, 2022, by and between Knightscope, Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2022 (File No. 001-41248)).

10.10**

Securities Purchase Agreement, dated as of October 10, 2022, by and between Knightscope, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2022 (File No. 001-41248)).

10.11

Agreement and Waiver, dated as of December 30 2022, by and between Knightscope, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2023 (File No. 001-41248)).

10.12

At the Market Offering Agreement, dated as of February 1, 2023, by and between Knightscope, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 filed on February 1, 2023 (File No. 333-269493)).

10.13*

Employment Agreement between the Company and Apoorv Dwivedi (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024 (File No. 001-41248)).

10.14*	Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024 (File No. 001-41248)).
10.15

Agreement and Waiver dated August 1, 2024, by and between the Company and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2024 (File No. 001-41248)i).

10.16	Secured Promissory Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 7, 2024 (File No. 001-41248)).
10.17

Sublease between the Company and Siemens Medical Solutions USA, Inc. dated March 13, 2025. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q for the period ended March 31, 2025 filed on May 14, 2025 (File No. 001-41248)).

10.18

Consent to Subletting by and between 305 N Mathilda LLC, Siemens Medical Solutions USA, Inc. and the Company dated April 9, 2025 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q for the period ended March 31, 2025 filed on May 14, 2025 (File No. 001-41248).

10.19	Knightscope, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Annex A-2 to the Registrant’s Definitive Proxy Statement filed on July 21, 2025 (File No. 001-41248)).
19.1†	Knightscope, Inc. Insider Trading Policy
23.1†	Consent of BPM LLP.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2026.

KNIGHTSCOPE, INC.
By:	/s/ William Santana Li
William Santana Li
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ William Santana Li	Chairman, Chief Executive Officer, and President
William Santana Li	(Principal Executive Officer)	March 27, 2026

/s/ Apoorv Dwivedi	Executive Vice President and Chief Financial Officer	March 27, 2026
Apoorv Dwivedi	(Principal Financial and Accounting Officer)

/s/ William Billings	Director	March 27, 2026
William Billings

/s/ Robert Mocny	Director	March 27, 2026
Robert Mocny

/s/ Melvin Torrie	Director	March 27, 2026
Melvin Torrie