Form 10-Q
period 2026-03-31
Knightscope, Inc.
filed 2026-05-15
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, there were 16,916,595 shares of the registrant’s Class A Common Stock outstanding and 335,068 shares of the registrant’s Class B Common Stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, including profitability, our business strategy and plans, market growth, product and service releases, the status of product development, compliance with applicable listing requirements or standards of The Nasdaq Capital Market (“Nasdaq”), demand for our products and services, and our objectives for future operations, are forward-looking statements. In some cases the words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms and similar expressions are intended to identify forward-looking statements.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, and we anticipate that we will incur continued losses for the foreseeable future, and may never achieve profitability.

●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

●	We expect to experience future losses as we execute our business strategy and will need to generate significant revenues to achieve profitability, which may not occur.

●	Investment in new products and services may not achieve expected returns and could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
●	We are subject to potential fluctuations in operating results due to our sales cycle.

●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.

●	Our ability to acquire companies.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.

●	Our financial results will fluctuate in the future, which makes them difficult to predict.

●	Changes in global economic conditions-including, but not limited to, changes in inflation, interest rates, tariffs, and other trade restrictions-could reduce customer spending and impact the financial stability of our clients and business partners. These effects may, in turn, negatively influence our financial health, operational performance, and available cash resources.

●	Our business could be adversely affected by trade tariffs or other trade barriers.
●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

●	We cannot assure you that we will effectively manage our growth.

●	Our costs may grow more quickly than our revenues, harming our business and profitability.

●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,401	$20,566
Accounts receivable, net of allowance for credit losses of $222 and $212 as of March 31, 2026 and December 31, 2025, respectively	5,284	2,142
Inventory	2,345	2,319
Prepaid expenses and other current assets	2,006	1,344
Total current assets	21,036	26,371
Autonomous Security Robots, net	7,964	7,707
Property, equipment and software, net	1,127	1,064
Operating lease right-of-use-assets	2,614	2,745
Goodwill	9,598	1,922
Intangible assets, net	16,711	924
Other assets	525	525
Total assets	$59,575	$41,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,920	$2,538
Accrued expenses and other current liabilities	7,805	1,822
Deferred revenue	2,045	1,286
Operating lease liabilities, current	626	555
Debt obligations, current	569	405
Total current liabilities	13,965	6,606

Non-current liabilities:
Debt obligations, net of debt issuance costs of $218 and $238 as of March 31, 2026 and December 31, 2025, respectively	4,035	4,015
Operating lease liabilities, noncurrent	2,661	2,805
Contingent consideration and other noncurrent liabilities	4,912	66
Total liabilities	25,573	13,492

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 228,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 15,947,845 and 12,194,078 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	12
Class B Common Stock, $0.001 par value, 30,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 335,068 and 336,424 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	271,313	254,761
Accumulated deficit	(237,327)	(227,007)
Total stockholders’ equity	34,002	27,766
Total liabilities and stockholders’ equity	$59,575	$41,258

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue, net
Service	$4,172	$2,108
Product	1,844	809
Total revenue, net	6,016	2,917
Cost of revenue
Service	4,242	2,756
Product	1,309	829
Total cost of revenue	5,551	3,585
Gross margin (loss)	465	(668)

Operating expenses:
Research and development	4,681	2,125
Sales, general and administrative	6,112	4,035
Total operating expenses	10,793	6,160

Loss from operations	(10,328)	(6,828)

Other income (expense):
Interest expense, net	(15)	(81)
Other income (expense), net	23	12
Total other income (expense)	8	(69)

Net loss before income tax expense	(10,320)	(6,897)
Income tax expense	—	—
Net loss	$(10,320)	$(6,897)
Basic and diluted net loss per common share	$(0.74)	$(1.28)
Weighted average shares used to compute basic and diluted net loss per share	13,857,319	5,404,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	422	—	422

Proceeds from Equity Sale, net of issuance costs	1,247,836	1	—	—	7,410	—	7,411

Proceeds from Direct Registration Offering	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	10	—	10

Prefunded warrants exercised	626,283	1	—	—	(1)	—	—

Net loss	—	—	—	—	—	(6,897)	(6,897)

Balance as of March 31, 2025	6,564,466	$7	336,759	$—	$218,245	$(200,089)	$18,163

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2025	12,194,078	$12	336,424	$—	$254,761	$(227,007)	$27,766

Stock-based compensation	—	—	—	—	325	—	325

Proceeds from Equity Sale, net of issuance costs	2,027,993	2	—	—	8,952	—	8,954

Knightscope Security Force acquisition	1,724,418	2	—	—	7,275	—	7,277

Share conversion to Class A Common Stock	1,356	—	(1,356)	—	—	—	—

Net loss	—	—	—	—	—	(10,320)	(10,320)

Balance as of March 31, 2026	15,947,845	$16	335,068	$—	$271,313	$(237,327)	$34,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(10,320)	$(6,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	656
Loss on disposal of Autonomous Security Robots	14	—
Loss on disposal of property and equipment	28	—
Stock compensation expense	325	422
Warrants issued in exchange for consulting services	—	10
Change in allowance for credit losses	10	(1)
Accrued interest	105	105
Amortization of debt discount	20	19
Changes in operating assets and liabilities:
Accounts receivable	(1,365)	(282)
Inventory	(26)	190
Prepaid expenses and other assets	(183)	145
Accounts payable	(587)	(552)
Accrued expenses and other current liabilities	(571)	376
Deferred revenue	104	(540)
Lease liabilities and other noncurrent liabilities	44	(26)
Net cash used in operating activities	(11,604)	(6,375)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(710)	(449)
Knightscope Security Force acquisition, net of cash acquired	(5,497)	—
Purchases of property and equipment	(111)	—
Net cash used in investing activities	(6,318)	(449)

Cash Flows From Financing Activities
Proceeds from equity sale, net of issuance costs	8,954	7,411
Proceeds for the issuance of common stock and pre-funded warrants sold for cash, net of issuance costs	—	1,436
Repayments of debt obligations	(197)	(588)
Net cash provided by financing activities	8,757	8,259
Net change in cash, cash equivalents and restricted cash	(9,165)	1,435
Cash, cash equivalents and restricted cash at beginning of the period	20,566	11,226
Cash, cash equivalents and restricted cash at end of the period	$11,401	$12,661
Supplemental Disclosure of Cash Flow Information
Capital expenditures in accounts payable	$27	$—
Contingent consideration for Knightscope Security Force acquisition	$5,191	$—
Financing of insurance premiums	$361	$591

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the "Company," "we," "us" or "our"), a Delaware corporation, is a security technology and managed services company focused on developing an Autonomous Security Force ("ASF") platform that combines autonomous machines, software, real-time monitoring, and licensed security personnel to support the protection of people, property, and places.

The components of the ASF platform include Autonomous Security Robots ("ASRs"), comprising of stationary and mobile platforms; Emergency Communication Devices ("ECDs"); and security services delivered by armed and unarmed licensed security agents, including executive protection services, operating as Knightscope Security Force, which was added through the acquisition of Event Risk, LLC during the three months ended March 31, 2026.

These components are supported by real-time monitoring services delivered through the Company's cloud-based Knightscope Security Operations Center ("KSOC") for ASRs, Knightscope Emergency Management System ("KEMS") for ECDs, and Risk & Threat Exposure ("RTX") remote monitoring team.

Headquartered in Sunnyvale, California and founded in April 2013, the Company offers its integrated solutions to commercial and government clients in the United States.

Basis of Presentation and Liquidity

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s fiscal year end is December 31.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year or for any future interim periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. The Company’s significant accounting policies are described in Note 1 to those audited financial statements.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $11.4 million as of March 31, 2026, compared to $20.6 million as of December 31, 2025. The Company has historically incurred losses and negative cashflows from operations. As of March 31, 2026, the Company also had an accumulated deficit of approximately $237.3 million and stockholders’ equity of approximately $34.0 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany accounts have been eliminated.

Segments

On February 27, 2026 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Event Risk LLC, an Indiana limited liability company (“Event Risk”) and a provider of security guarding, executive protection, investigations, and risk mitigation services operating throughout the United States, and Eric Rose (together with Event Risk, the “Seller”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Event Risk (the “Acquired Interests”) for total purchase consideration of approximately $18.0 million (the “KSF Acquisition”).  Event Risk operates as a wholly owned subsidiary of the Company doing business as Knightscope Security Force (“KSF” or “Security Force”). The Company expects KSF operations to become increasingly integrated within the Company’s broader offerings and managed services platform over time.

Prior to the KSF Acquisition, the Company operated as a single reportable segment.

During the three months ended March 31, 2026, following the KSF Acquisition, management, including the Company’s chief operating decision maker (“CODM”), reviewed operating results based on the Company’s historical operating structure, which consisted of the core technology operations and the acquired KSF operations during the post-acquisition integration period. Accordingly, the Company identified two operating and reportable segments during the period: (1) Core Technology Development and Operations and (2) Acquired Security Force.

The Core Technology Development and Operations segment primarily includes the Company’s ASR, ECD, KSOC, KEMS, and RTX operations. The Acquired Security Force segment primarily includes the acquired armed and unarmed guarding and executive protection operations associated with KSF.

Substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s revenue is derived from customers located in the United States.

Reclassifications

Certain reclassifications have been made to the fiscal year 2025 condensed financial statements to conform to the fiscal year 2026 presentation. The Company combined sales, general and administrative expenses on the Condensed Consolidated Statements of Operations. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity or net loss.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three-month periods ended March 31, 2026 and 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Specific accounts that require management estimates include, but are not limited to, estimating the useful lives of the Company’s ASRs, property and equipment and intangible assets, certain estimates required within revenue recognition, determining the fair value of assets acquired and liabilities assumed, impairment of goodwill and long-lived assets, warranty and allowance for credit losses, determination of deferred tax valuation allowances and estimating fair values of the Company’s share-based awards, inclusive of any contingent assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface Knightscope Security Operations Center (“KSOC”), the sale of ECDs, the performance of the full service maintenance (“FSM”) contracts with certain clients and services contracted for human guarding-related services. The Company reviews its receivables for collectability based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectability of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.2 million allowance for credit losses on its accounts receivable as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company had three clients whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable, net (19%, 17% and 12%) compared with two clients as of December 31, 2025 (28% and 11%).

For the three months ended March 31, 2026, the Company had two clients who individually accounted for 10% or more of the Company’s total revenue, net (18% and 12%) compared with one client who individually accounted for 10% of total revenue, net (20%) for the three months ended March 31, 2025.

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

	March 31,	December 31,
	2026	2025
Raw materials	$2,147	$2,051
Work in process	62	131
Finished goods	136	137
	$2,345	$2,319

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which include an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales and marketing expense, and cost of revenue on the Company’s Condensed Consolidated Statements of Operations.  Depreciation expense on finished ASRs was $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

ASRs, net, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$2,543	$2,546
ASRs in progress	603	247
Finished ASRs	9,383	9,074
	12,529	11,867
Less: accumulated depreciation on Finished ASRs	(4,565)	(4,160)
ASRs, net	$7,964	$7,707

The components of the Finished ASRs, net are as follows (in thousands):

	March 31,	December 31,
	2026	2025
ASRs on lease or available for lease	$8,423	$8,025
Demonstration ASRs	148	235
Research and development ASRs	442	439
Charge boxes	370	375
	9,383	9,074
Less: accumulated depreciation	(4,565)	(4,160)
Finished ASRs, net	$4,818	$4,914

Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.9 million related to the Case Emergency Systems (“CASE”) acquisition completed in 2022.  During the three months ended March 31, 2026, the Company recorded goodwill of $7.7 million related to the KSF Acquisition.  Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the three months ended March 31, 2026 and 2025.

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands, except years):

		March 31, 2026
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(685)	$305
Customer relationships	6.7 - 8	16,450	(604)	15,846
Non-compete	5	570	(10)	560
Total		$18,010	$(1,299)	$16,711

		December 31, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(635)	$355
Customer relationships	8	950	(381)	569
Total		$1,940	$(1,016)	$924

Intangible assets amortization expense totaled $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025 respectively. Intangible assets amortization was recorded in sales, general and administrative and cost of revenue - service.

As of March 31, 2026, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining nine months)	$2,066
2027	2,714
2028	2,557
2029	2,558
2030	2,534
2031 and thereafter	4,282
Total	$16,711

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Legal, consulting and financial services	$742	$268
Sales tax	677	42
Warranty liability	337	354
Payroll and payroll taxes	518	457
Credit cards	283	176
Customer deposits	4,423	146
Contingent consideration - short term	331	—
Accrued interest	105	—
Other	389	379
	$7,805	$1,822

Warranty Liability

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the Condensed Consolidated Statements of Operations in cost of revenue - product. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Change in the warranty liability for the three months ended consisted of the following (in thousands):

	March 31,
	2026	2025
Balance January 1,	$354	$364
Provision for warranties issued	111	67
Warranty services provided	(128)	(42)
	$337	$389

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 consist of the following:

	March 31,	March 31,
	2026	2025
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	186,411
Stock options	660,183	299,860
Total potentially dilutive shares	846,594	486,271

As all potentially dilutive securities are anti-dilutive as of March 31, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for each period.

Accounting Pronouncements Adopted in 2026

In July 2025, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The Company adopted this standard on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. It is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. Management does not believe the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intends to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed consolidated financial statements.

NOTE 2: Business Combination

Acquisition of Event Risk LLC (d.b.a. Knightscope Security Force)

On the Closing Date, the Company closed the KSF Acquisition. Since the Closing Date, the Company has been in a post-acquisition integration period. The Company expects KSF operations to become increasingly integrated within the Company’s broader service offerings and managed services platform over time.

The KSF Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date.

As a result of the KSF Acquisition, the Company recorded goodwill of $7.7 million and an intangible asset related to customer relationships of $15.5 million. The customer relationships intangible asset is being amortized over its estimated useful life of 6.7 years. Goodwill represents the value of the assembled workforce and expected synergies from integrating the acquired business with the Company’s existing operations. Goodwill is not deductible for tax purposes.

The assets and liabilities of the KSF Acquisition, both tangible and intangible, were recorded at their estimated fair values as of the Closing Date. Acquisition-related costs, including legal, accounting, valuation, and other professional fees, were expensed as incurred and totaled $1.0 million for the three months ended March 31, 2026. These costs are included in sales, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation as of the Closing Date (in thousands):

Consideration Paid:
Closing cash payment	$5,000
Settlement of Event Risk Debt	1,141
Issuance of 1,724,418 shares of Knightscope, Inc. Class A Common Stock	7,277
Deferred cash payments totaling $4.0 million, payable in quarterly installments of $0.5 million from March 31, 2027 through December 31, 2028	3,351
Earn-out payments of up to $2.0 million tied to 2026 revenue and gross margin thresholds	1,067
Cash revenue share payments (capped at $10.0 million aggregate) for calendar years 2027 - 2031	1,652
Equity revenue share issuances (subject to the aggregate cap of the lower of (i) 2.5% of the fully diluted shares outstanding and (ii) $3.0 million in grant-date value)	10
Preliminary working capital adjustment	(888)
Less: Fair value of non-compete agreement	(570)
Total consideration transferred	$18,040

The KSF Acquisition includes the potential for future payment of consideration to the Seller upon achieving revenue or gross margin milestones. The deferred cash payments, earn-out payments, and revenue share payments, together with the final working capital adjustment and non-compete agreement above, are collectively reported as contingent consideration liabilities on the Company’s Condensed Consolidated Balance Sheets. Acquisition-related contingent consideration represents the estimated fair value of future amounts payable to the Seller and is determined using unobservable inputs (Level 3). The fair values of the contingent consideration liabilities are estimated using Monte Carlo simulations, discounted cash flows, management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis with changes in the fair value recorded in the Condensed Consolidated Statement of Operations. Key assumptions include the discount rate and expected volatility rate which were 10.0%  and 12%, respectively, as of the Closing Date, and probability-weighted projections of revenue, net and gross margin. The ultimate payment amounts will be determined based on the actual results achieved by KSF.

The purchase consideration was preliminarily allocated as follows (in thousands):

February 27,
2026
Cash and cash equivalents	$644
Accounts receivable	1,787
Prepaid expenses and other current assets	118
Property, equipment and software, net	30
Acquisition-related intangibles	15,500
Total Assets	18,079

Accounts payable	942
Accrued expenses and other current liabilities	6,118
Deferred revenue	655
Total Liabilities	7,715
Fair value of net assets acquired	10,364
Goodwill	7,676
Total purchase consideration	$18,040

The following is a summary of identifiable intangible asset acquired and the related expected life for the finite-lived intangible asset (in thousands, except years):

	Useful
	Life	Fair
Intangible assets with determinable lives	(years)	Value
Customer relationships	6.7	15,500

Valuation Assumptions for Purchase Price Allocation

Our valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses and other benefits expected to be achieved by combining the business acquired with the Company. The intangible assets acquired are primarily comprised of customer relationships. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method. This method requires forward-looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.

From the Closing Date, KSF contributed revenues of $2.4 million, gross margin of $0.4 million and net income of $0.1 million, which are included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026.

Separate Transactions

Contemporaneously with the execution of the Securities Purchase Agreement, the Company entered into a Confidentiality, Non-competition, Non-solicitation, and Assignment of Rights Agreement and an Employment Agreement with Eric Rose. These transactions were accounted for separately from the business combination. The Company recognized a Non-compete asset of $0.6 million related to the Confidentiality, Non-competition, Non-solicitation, and Assignment of Rights Agreement and allocated consideration transferred from the KSF Acquisition to the non-compete asset based on the Closing Date fair value of the non-compete asset. The estimated fair value of the non-compete asset was determined using the with and without method. This method requires forward-looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions. The non-compete asset is recorded within intangible assets, net on the Company’s Condensed Consolidated Balance Sheets and will be amortized over 5 years based on its economic life. The Employment Agreement relates to the provision of services subsequent to the Closing Date and compensation expense related to this agreement is considered compensation in the post combination period.

Supplemental Unaudited Pro Forma Information

Following are the supplemental consolidated financial results of Knightscope and KSF on an unaudited pro forma basis, as if the acquisition had been consummated, and the Company’s accounting policies had been applied, as of the beginning of the fiscal year 2025 (i.e. January 1, 2025). The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results of combined company.

The pro forma results include certain transaction accounting adjustments related to purchase accounting, primarily of acquisition-related intangible asset of $0.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, and other adjustments related to interest expense on acquisition debt and state income tax expenses for both periods. The unaudited pro forma information which combines the historical results of Knightscope and KSF for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31
	2026	2025
Total revenue, net	$9,962	$7,178
Net loss	$(10,005)	$(7,559)

NOTE 3: Revenue and Deferred Revenue

Revenue Recognition

Core Technology Development and Operations - ASR related revenues

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

Core Technology Development and Operations - ECD related revenues

The Company also derives revenues from sales of its ECDs and related services, such as installation, maintenance, and upgrades. Revenue is recognized upon shipment of the product, at which point the Company generates an invoice for its products and services. Clients also have the option to sign up for ongoing preventative and maintenance agreements. The maintenance revenue is recognized in the period the service is performed, and the Company has determined that the term of the contracts has been fulfilled. Installation or upgrades revenue are recognized upon completion of the project/contracts. In certain cases, deferred revenue is recognized to account for unfinished contracts.

Acquired Security Force related revenues

The Company also derives revenues from security guarding services, including armed and unarmed personnel, executive protection, and other ancillary services.  Security Force revenue is recognized in the period the service is performed, and the Company has determined that the term of the contracts has been fulfilled.  In certain cases, deferred revenues are recognized to account for unfinished contracts.

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

Deferred revenue

In connection with the Company’s Machine-as-a-Service (“MaaS”) subscription for the Company’s ASRs, the Company’s standard billing terms are 1) annual in advance; 2) quarterly; or 3) monthly. In these situations, the Company records the invoices as deferred revenue and amortizes the subscription amount when the services are delivered, which generally is a 12-month period.

The Company derives its revenue from the lease subscription of its proprietary ASRs along with access to its browser and mobile based software interface, KSOC. MaaS subscription agreements typically have a 12-month term.

The Company also records deferred revenue from unfinished contracts for certain ECD and Security Force-related services.

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Deferred revenue, beginning of period	$1,286	$1,883
Revenue recognized in the three months ended related to amounts included in deferred revenue at the beginning of the period	(526)	(849)
Deferred revenue, KSF Acquisition	655	—
Revenue deferred, net of revenue recognized on contracts in the respective period	630	309
Deferred revenue, end of period	$2,045	$1,343

The Company expects the balance of deferred revenue to be recognized in the next 12 months.

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based on subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Customer Deposits

Customer deposits consist of advance payments received from customers for ECD sales, which are required based on credit evaluation, and deposits received for Security Force service contracts for which services have not yet been performed. The customer deposits are recorded as current liabilities and reclassed as a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria.  As a result of the KSF Acquisition, the Company added $4.7 million of customer deposits for one client, which represented the balance as of March 31, 2026.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Three Months Ended March 31,
	2026			2025
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$27	$933	$960	$8	$1,174	$1,182
ECDs	2,438	267	2,705	1,505	230	1,735
Security Force	-	2,351	2,351	-	-	-
Total	$2,465	$3,551	$6,016	$1,513	$1,404	$2,917

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

NOTE 4: Fair Value Measurement

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the contingent consideration liabilities resulting from the KSF Acquisition.  The inputs used in estimating the fair value of these liabilities at the Closing Date are described in Note 2 – Business Combination. There was no change in the fair value of these contingent consideration liabilities as of March 31, 2026.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2026 and December 31, 2025, and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets
Cash equivalents:
Money market funds	$11,200	$11,200	$—	$—
Liabilities
Contingent consideration liabilities	$5,191	$—	$—	$5,191

	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash equivalents:
Money market funds	$20,481	$20,481	$—	$—

 t

There were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis during the periods presented, and the valuation techniques used did not change compared to the Company’s established practice.

NOTE 5: Debt Obligations

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

The August 2024 Note was paid in full on June 30, 2025.

Insurance Notes

On February 4, 2025, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39% per year. On October 24, 2025, the Company financed additional business insurance premiums of $0.5 million to be repaid in eleven installments of $46 thousand with a borrowing rate of 6.65% per year.  On January 27, 2026, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $34 thousand with a borrowing rate of 6.65% per year. As of March 31, 2026, the outstanding balance on the financing for the insurance premiums was $0.6 million.

The amortized carrying amount of the Company’s debt obligations consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Bonds, net of unamortized issuance costs of $218 and $238, respectively	$4,035	$4,015
Insurance Notes	569	405
Total debt	4,604	4,420
Less: current portion of debt obligations	(569)	(405)
Non-current portion of debt obligations	$4,035	$4,015

NOTE 6: Capital Stock and Warrants

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

A summary of the Company’s outstanding warrants as of March 31, 2026 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

March 31,
2026
Stock options to purchase common stock	660,183
Warrants outstanding for future issuance of common stock	186,411
Stock options available for future issuance	7,574,859
Total shares of Class A Common Stock reserved	8,421,453

At-the-Market Offering Program

On February 1, 2023, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). The Company initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024, and November 14, 2024.

On April 4, 2025, the Company filed a new shelf registration statement on Form S-3, pursuant to which the Company may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, the Company filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of May 8, 2026, we have approximately $18.3 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the three months ended March 31, 2026, the Company issued 2,027,993 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $9.0 million, net of brokerage and placement fees of approximately $0.2 million.

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

On December 1, 2025, the Board of Directors approved the 2025 Inducement Plan (the “Inducement Plan”) pursuant to which 5,000,000 shares of Class A Common Stock became issuable under the Inducement Plan. The Inducement Plan is generally subject to the same terms and conditions as the 2022 Plan and provides for the grant of awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq listing rules. As of March 31, 2026, the Company has issued 329,526 option awards under the Inducement Plan.

Stock option activity under all of the Company’s equity incentive plans for the three-month period ended March 31, 2026 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2025	7,275,841	332,676	$36.10	7.45	$6
2022 Plan increase	626,525	—	—
Granted	(372,158)	372,158	3.82
Forfeited	44,651	(44,651)	6.69
Available and outstanding as of March 31, 2026	7,574,859	660,183	$19.89	8.61	$128
Vested and exercisable as of March 31, 2026		182,183	$52.39	6.10	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $4.17 as of March 31, 2026, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2026 was $2.07 per share. There were no options exercised during the three-month period ended March 31, 2026 and 2025. The fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

The determination of the fair value of options granted during the three months ended March 31, 2026 and 2025 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.88%	4.29%
Expected dividend yield	—%	—%
Expected volatility	52.28%	53.93%
Expected term (in years)	6.1	6.1

A summary of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of revenue	$16	$46
Research and development	89	148
Sales, general and administrative	220	228
Total	$325	$422

As of March 31, 2026, the Company had unamortized stock-based compensation expense of $1.2 million that will be recognized over the weighted average remaining vesting term of options of 2.91 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 8: Commitments and contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Sunnyvale, California through June 30, 2030.

As of March 31, 2026 and December 31, 2025, the components of leases and lease costs were as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating leases
Operating lease ROU assets	$2,614	$2,745

Operating lease liabilities, current portion	$626	$555
Operating lease liabilities, non-current portion	2,661	2,805
Total operating lease liabilities	$3,287	$3,360

Operating lease costs	$363	$1,523

Operating lease costs were approximately $0.4 million and $0.2 million for the three-month periods ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, future minimum operating lease payments were as follows (in thousands):

Years ending December 31,	Amount
2026 (remaining nine months)	$815
2027	999
2028	1,029
2029	1,060
2030	496
Total future minimum lease payments	4,399
Less – Interest	(1,112)
Present value of lease liabilities	$3,287

As of March 31, 2026, the weighted average remaining lease term is 4.2 years, and the weighted average discount rate is 14.8%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of March 31, 2026 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

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

NOTE 9: Segment Information

On the Closing Date, the Company closed the KSF Acquisition. Since the Closing Date, the Company has been in a post-acquisition integration period. The Company expects the KSF operations to become increasingly integrated within the Company’s broader service offerings and managed services platform over time.

Following the KSF Acquisition, management, including the Company’s chief operating decision maker (“CODM”), reviewed operating results based on the historical operating structures of the Knightscope Core Technology Development and Operations and the Acquired Security Force operations during the post-acquisition integration period. Accordingly, the Company determined that it had two operating segments during the period. The accounting policies of the Company’s segments are the same as those described in Note 1.

The Company’s two operating segments are:

• Core Technology Development and Operations, which primarily includes the Company’s historical ASR, ECD, KSOC and RTX operations

• Acquired Security Force, which primarily includes the acquired human guarding and executive protection operations associated with the KSF Acquisition

As the acquired business has not been integrated, the CODM evaluates segment performance primarily based on revenue and gross margin and allocates resources based on consolidated operating results and liquidity considerations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

The following table provides a summary of revenue, net and gross margin (loss) by segment (in thousands):

	Three Months Ended March 31
	2026	2025
Revenue, net
Core Technology Development and Operations	$3,665	$2,917
Acquired Security Force	2,351	-
Total revenue, net	6,016	2,917
Cost of revenue
Core Technology Development and Operations	3,611	3,585
Acquired Security Force	1,940	-
Total cost of revenue	5,551	3,585
Gross Margin (Loss)
Core Technology Development and Operations	54	(668)
Acquired Security Force	411	-
Total gross margin (loss)	465	(668)
Operating expenses	10,793	6,160
Loss from operations	(10,328)	(6,828)
Total other income (expense)	8	(69)
Net loss before income tax expense	(10,320)	(6,897)
Income tax expense	-	-
Net loss	$(10,320)	$(6,897)

NOTE 10: Subsequent Events

ATM offering program

From April 1, 2026 through May 8, 2026 the Company issued 968,639 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $3.3 million, net of brokerage and placement fees of approximately $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report, and (2) the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

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

Overview

Knightscope, Inc. is a managed service provider building the nation's first Autonomous Security Force ("ASF") - a unified force that integrates autonomous machines, advanced software, and licensed security agents under a single managed service accountable for the security of the people, property, and places the Company protects.

The components of the ASF include Autonomous Security Robots ("ASRs"), comprising stationary and mobile platforms; Emergency Communication Devices ("ECDs"); and security services delivered by armed and unarmed licensed security agents, including executive protection, operating as Knightscope Security Force ("KSF" or "Security Force"), which was added through the acquisition of Event Risk, LLC in the three months ended March 31, 2026. These components are supported by real-time monitoring services delivered through the Company's cloud-based Knightscope Security Operations Center ("KSOC") for ASRs, Knightscope Emergency Management System ("KEMS") for ECDs, and Risk & Threat Exposure ("RTX") remote monitoring team.

The Company's solutions are designed, manufactured, and deployed in the United States and serve commercial and government clients. The Company generates revenue from a combination of subscription-based ASR services, ECD product sales and related recurring service contracts, and Security Force guarding and executive protection services.

As the acquired business has not been integrated, the CODM evaluates segment performance primarily based on revenue and gross margin and allocates resources based on consolidated operating results and liquidity considerations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

The Company expects the Security Force operations to become increasingly integrated within the Company’s broader service offerings and managed services platform over time.

Recent Developments

Acquisition

On February 27, 2026 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Event Risk LLC, an Indiana limited liability company (“Event Risk”), and Eric Rose, pursuant to which the Company acquired all of the issued and outstanding membership interests of Event Risk (the “Acquired Interests”) for total purchase consideration of approximately $18.0 million (the “KSF Acquisition”). In accordance with ASC 805, Business Combinations, the Company used the acquisition method of accounting for this acquisition. Goodwill of $7.7 million and a customer relationships intangible asset of $15.5 million were recorded as a result of the acquisition. The Company believes the KSF Acquisition accelerates its long-term strategy to operate a fully integrated autonomous security platform combining hardware, software, and human response into a single managed system.

Growth

The KSF Acquisition expands the Company’s growth opportunities by adding licensed security personnel and executive protection capabilities to the Company’s broader managed services platform. Management believes the acquisition supports the Company’s long-term strategy of delivering integrated security solutions that combine robotics, software, monitoring, and on-site personnel.

The addition of Security Force capabilities enables the Company to pursue a broader range of customer opportunities, including requests for proposals and quotations that require bundled security services with human presence, which were previously less accessible to the Company. Management also believes the acquisition enhances the Company’s ability to cross-sell technology products and monitoring services into security guarding engagements and expand relationships with enterprise and government customers over time.

The Company expects to increasingly go to market through a managed services model that combines autonomous systems, software, monitoring capabilities, and licensed security personnel into a more unified customer offering.

Operational Efficiency

During the past year, production schedules and gross margin performance were affected by (i) extended supplier lead times, (ii) limited availability of certain electronic components, (iii) tariff-related increases in input costs, and (iv) inventory adjustments and variability in manufacturing overhead absorption.

The Company continues to evaluate supplier diversification, procurement strategies, and production planning improvements; however, ongoing supply chain volatility and cost pressures may continue to impact production efficiency and margins.

The Company generates revenue from three primary sources: (i) subscription-based Machine-as-a-Service (“MaaS”) offerings, which include ASRs along with maintenance, support, data connectivity, KSOC access, charging infrastructure, and software and firmware updates; (ii) sales of ECD products and related recurring revenues from Knightscope Emergency Management Systems and full-service maintenance contracts; and (iii) security guarding and executive protection services.

As the Company’s technology and Security Force operations progresses, management expects to continue evaluating opportunities to streamline service delivery, improve operational coordination, and expand the Company’s managed services capabilities.

Our revenues for the three months ended March 31, 2026 were $6.0 million, an increase of $3.1 million or 106% from the comparable period in the prior year. We have incurred net losses since inception. Our net loss was $10.3 million for the quarter ended March 31, 2026 and $6.9 million for the quarter ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $237.3 million. Cash and cash equivalents on hand were $11.4 million as of March 31, 2026, compared to $20.6 million as of December 31, 2025.  These factors raise substantial doubt about our ability to continue as a going concern.

As of May 8, 2026, the Company had a total backlog of approximately $0.8 million, comprised of $0.6 million related to ASR orders and $0.2 million related to orders for ECDs.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data and such data as a percentage of total revenue.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	% of Revenue	2025	% of Revenue
Revenue, net
Service	$4,172	69%	$2,108	72%
Product	1,844	31%	809	28%
Total revenue, net	6,016	100%	2,917	100%
Cost of revenue
Service	4,242	71%	2,756	94%
Product	1,309	22%	829	28%
Total cost of revenue	5,551	92%	3,585	123%
Gross margin (loss)	465	8%	(668)	(23)%
Operating expenses:
Research and development	4,681	78%	2,125	73%
Sales, general and administrative	6,112	102%	4,035	138%
Total operating expenses	10,793	179%	6,160	211%
Loss from operations	(10,328)	(172)%	(6,828)	(234)%
Other income (expense):
Interest income (expense), net	(15)	—%	(81)	(3)%
Other income (expense), net	23	—%	12	—%
Total other income (expense)	8	—%	(69)	(2)%
Net loss before income tax expense	(10,320)	(172)%	(6,897)	(236)%
Income tax expense	—	—%	—	—%
Net loss	$(10,320)	(172)%	$(6,897)	(236)%

Revenue, net

Total revenue, net for the three months ended March 31, 2026 increased by 106%, or $3.1 million, to $6.0 million compared to $2.9 million for the same period in the prior year. The increase was driven by a $2.1 million increase in service revenue and a $1.0 million increase in product revenue.

Service revenue increased by $2.1 million, or 98%, to $4.2 million for the three months ended March 31, 2026, from $2.1 million in the prior year period. The increase was primarily driven by $2.4 million of Security Force revenue recognized following the KSF Acquisition. This increase was partially offset by lower ASR subscription revenue and a reduction in maintenance and service contracts associated with ECD deployments.

Product revenue increased by $1.0 million, or 128%, to $1.8 million for the three months ended March 31, 2026, from $0.8 million in the prior year period. The increase was primarily attributable to the fulfillment of previously delayed ECD orders that had been impacted by supply chain constraints in the second half of 2025, including extended lead times for certain electronic components and reliance on limited-source suppliers.

Cost of revenue

Total cost of revenue was $5.6 million for the three months ended March 31, 2026, an increase of $2.0 million compared to the same period in the prior year. The increase was driven by higher service costs of $1.5 million and higher product costs of $0.5 million.

Service cost of revenue increased by $1.5 million compared to the same period in 2025, primarily due to $1.8 million of contract labor associated with Security Force operations following the KSF Acquisition. This increase was partially offset by lower third-party service expenses.

Product cost of revenue increased by $0.5 million to $1.3 million for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily attributable to higher material costs to support the increased production volume associated with the fulfillment of previously delayed ECD orders.

Gross Margin (Loss)

Gross margin was $0.5 million, or 8% of revenue, for the three months ended March 31, 2026, compared to a gross loss of $0.7 million, or (23%) of revenue, for the same period in the prior year. The improvement in gross margin was primarily driven by the contribution of Security Force revenues, which have a different cost structure.

Research and Development

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$4,681	$2,125	$2,556	120%
Percentage of total revenue	78%	73%

Research and development expenses increased by approximately $2.6 million, or approximately 120% for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales, General and Administrative

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales, general and administrative	$6,112	$4,035	$2,077	51%
Percentage of total revenue	102%	138%

Sales, general and administrative expense for the three months ended March 31, 2026 was $6.1 million, an increase of $2.1 million from the three months ended March 31, 2025. The increase was primarily driven by $0.6 million in general corporate expenses, $0.4 million in higher investor relations and advertising expenses, $0.4 million in higher professional services fees, $0.3 million general and administrative costs associated with KSF, and $0.2 million in higher rent-related costs associated with our new larger headquarters.

Other Income (expense)

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense, net	$(15)	$(81)	66	81%
Other income (expense), net	23	12	11	92%
Total other income (expense)	$8	$(69)	$77	112%

Total other income (expense) for the three months ended March 31, 2026 increased slightly as compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2026, we had $11.4 million of cash and cash equivalents. As of March 31, 2026, the Company also had an accumulated deficit of $237.3 million, working capital of $7.0 million, and stockholders’ equity of $34.0 million. For the quarter ended March 31, 2026, the Company had a net loss of $10.3 million and cash used in operating activities of $11.6 million. These factors raise substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

Consideration for the KSF Acquisition consisted of (i) a $5.0 million cash payment at closing, (ii) repayment of Event Risk’s outstanding indebtedness of $1.1 million, (iii) the issuance of 1,724,418 shares of the Company’s Class A Common Stock, and (iv) $4.0 million of deferred cash payments, payable in quarterly installments through December 31, 2028 subject to the purchase agreement. The purchase agreement also provides for contingent future cash and equity consideration based on post-closing performance, including a 2026 earn-out, revenue-based cash payments for 2027 through 2031, and potential additional equity issuances, each subject to specified thresholds and caps. In addition, management believes the acquisition materially strengthens the Company’s liquidity profile by adding a business that is expected to be free cash flow generating and contributing to operating cash flow. The Company expects to fund its acquisition-related obligations through cash on hand, cash generated from operations and, if appropriate, additional financing. While no assurance can be given that additional financing will be available on acceptable terms, management believes the KSF Acquisition improves the Company’s path toward stronger cash generation, enhances overall capital efficiency, and supports the Company’s broader strategy to improve liquidity and capital resources over time.

At-the-Market Offering Program

On February 1, 2023, we entered into an At-the-Market Agreement with Wainwright, pursuant to which we may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”).

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A
Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility of up to $50.0 million of shares of Class A Common Stock. As of May 8, 2026, we have approximately $18.3 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the three months ended March 31, 2026, the Company issued 2,027,993 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $9.0 million, net of brokerage and placement fees of approximately $0.2 million.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(11,604)	$(6,375)
Net cash used in investing activities	(6,318)	(449)
Net cash provided by financing activities	8,757	8,259
Net change in cash, cash equivalents and restricted cash	$(9,165)	$1,435

Net Cash Used in Operating Activities

Net cash used in operating activities represents the amount of cash we invest in personnel, marketing, and infrastructure to support the anticipated growth of our business, the number of clients to whom we lease our ASRs, sell and service ECDs, the amount and timing of accounts receivable collections, as well as the amount and timing of disbursements to our vendors.

Net cash used in operating activities was approximately $11.6 million for the three months ended March 31, 2026. Net cash used in operating activities resulted from a net loss of approximately $10.3 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2026 increased by approximately $5.2 million as compared to the same period of the prior year. This was primarily a result of an increase in the net loss of approximately $3.4 million and changes in assets and liabilities of approximately $1.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was approximately $6.3 million and $0.4 million, respectively. Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase. As discussed in Note 2, the Company paid $6.1 million (that was netted against $0.6 million of cash acquired) for the KSF Acquisition during the three months ended March 31, 2026.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $8.8 million for the three months ended March 31, 2026, an increase of approximately $0.5 million as compared to the same period of the prior year. Our financing activities for the three months ended March 31, 2026, consisted primarily of net proceeds from the issuance of Class A Common Stock under our ATM Facility with Wainwright of approximately $9.0 million, partially offset by repayments of debt obligations of $0.2 million. In the same prior year period, our financing activities consisted primarily of net proceeds resulting from our ATM Facility with Wainwright of approximately $7.4 million and the issuance of common stock and pre-funded warrants of $1.4 million, partially offset by repayments of debt obligation of $0.6 million.

Critical Accounting Estimates

Other than estimates related to the KSF Acquisition, there have been no material changes to our critical accounting estimates from what was reported in the Annual Report on Form 10-K. Please see Note 1 to our condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

On February 27, 2026, the KSF Acquisition was completed. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management's assessment of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Management has begun integrating KSF into our existing control procedures. Integration activities relating to the KSF Acquisition may lead us to modify certain controls in future periods

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the KSF Acquisition, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will integrate the KSF operations, control processes and information systems into our systems and control environment over the one-year assessment period.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Securities Purchase Agreement, by and among Knightscope, Inc., Event Risk LLC, and Eric Rose, dated as of February 27, 2026 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-41248) filed on March 3, 2026).

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

Date: May 15, 2026

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)