Form 10-Q
period 2026-06-30
Knightscope, Inc.
filed 2026-08-12
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, there were 23,328,262 shares of the registrant’s Class A Common Stock outstanding and 290,095 shares of the registrant’s Class B Common Stock outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, and we anticipate that we will incur continued losses for the foreseeable future as we execute our business strategy to generate significant revenues and profitability, which may not occur.

●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding.

●	Investment in new products and services may not achieve expected returns and could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
●	We are subject to potential fluctuations in operating results due to our sales cycle.

●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers.

●	Our ability to acquire companies.
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control.

●	Our financial results will fluctuate in the future, which makes them difficult to predict.

●	Changes in global economic conditions-including, but not limited to, changes in inflation, interest rates, tariffs, and other trade restrictions-could reduce customer spending and impact the financial stability of our clients and business partners. These effects may, in turn, negatively influence our financial health, operational performance, and available cash resources.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

●	We cannot assure you that we will effectively manage our growth.

●	Our costs may grow more quickly than our revenues, harming our business and profitability.

●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,160	$20,566
Accounts receivable, net of allowance for credit losses of $402 and $212 as of June 30, 2026 and December 31, 2025, respectively	4,465	2,142
Inventory	2,684	2,319
Prepaid expenses and other current assets	2,104	1,344
Total current assets	17,413	26,371

Autonomous Security Robots, net	8,020	7,707
Property, equipment and software, net	1,419	1,064
Operating lease right-of-use-assets	2,915	2,745
Goodwill	9,598	1,922
Intangible assets, net	16,022	924
Other assets	539	525
Total assets	$55,926	$41,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,417	$2,538
Accrued expenses and other current liabilities	8,617	1,822
Deferred revenue	1,862	1,286
Operating lease liabilities, current	790	555
Debt obligations, current	337	405
Total current liabilities	15,023	6,606

Non-current liabilities:
Debt obligations, net of debt issuance costs of $199 and $238 as of June 30, 2026 and December 31, 2025, respectively	4,054	4,015
Operating lease liabilities, noncurrent	2,769	2,805
Contingent consideration and other noncurrent liabilities	4,485	66
Total liabilities	26,331	13,492

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 228,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 19,495,747 and 12,194,078 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	12
Class B Common Stock, $0.001 par value, 30,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 290,095 and 336,424 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	280,993	254,761
Accumulated deficit	(251,417)	(227,007)
Total stockholders’ equity	29,595	27,766
Total liabilities and stockholders’ equity	$55,926	$41,258

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net
Service	$8,638	$2,079	$12,810	$4,187
Product	386	670	2,230	1,479
Total revenue, net	9,024	2,749	15,040	5,666
Cost of revenue
Service	7,750	2,844	11,992	5,600
Product	610	823	1,919	1,652
Total cost of revenue	8,360	3,667	13,911	7,252
Gross margin (loss)	664	(918)	1,129	(1,586)

Operating expenses:
Research and development	6,041	2,099	10,722	4,224
Sales, general and administrative	7,716	3,251	13,828	7,286
Total operating expenses	13,757	5,350	24,550	11,510

Loss from operations	(13,093)	(6,268)	(23,421)	(13,096)

Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(1,003)	—	(1,003)	—
Interest expense, net	(69)	(73)	(84)	(154)
Other income, net	75	12	98	24
Total other income (expense), net	(997)	(61)	(989)	(130)

Net loss before income tax expense	(14,090)	(6,329)	(24,410)	(13,226)
Income tax expense	—	—	—	—
Net loss	$(14,090)	$(6,329)	$(24,410)	$(13,226)
Basic and diluted net loss per common share	$(0.79)	$(0.90)	$(1.54)	$(2.13)
Weighted average shares used to compute basic and diluted net loss per share	17,925,096	6,995,145	15,814,335	6,204,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of March 31, 2025	6,564,466	$7	336,759	$—	$218,245	$(200,089)	$18,163

Stock-based compensation	—	—	—	—	385	—	385

Proceeds from Equity Sale, net of issuance costs	531,884	—	—	—	2,863	—	2,863

Issuance of vendor warrants for consulting services	—	—	—	—	33	—	33

Net loss	—	—	—	—	—	(6,329)	(6,329)

Balance as of June 30, 2025	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	807	—	807

Proceeds from Equity Sale, net of issuance costs	1,779,720	1	—	—	10,273	—	10,274

Proceeds from Direct Registration Offering	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	43	—	43

Prefunded warrants exercised	626,283	1	—	—	(1)	—	—

Net loss	—	—	—	—	—	(13,226)	(13,226)

Balance as of June 30, 2025	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of March 31, 2026	15,947,845	$16	335,068	$—	$271,313	$(237,327)	$34,002

Stock-based compensation	—	—	—	—	299	—	299

Proceeds from Equity Sale, net of issuance costs	3,502,929	3	—	—	9,381	—	9,384

Share conversion to Class A Common Stock	44,973	—	(44,973)	—	—	—	—

Net loss	—	—	—	—	—	(14,090)	(14,090)

Balance as of June 30, 2026	19,495,747	$19	290,095	$—	$280,993	$(251,417)	$29,595

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2025	12,194,078	$12	336,424	$—	$254,761	$(227,007)	$27,766

Stock-based compensation	—	—	—	—	624	—	624

Proceeds from Equity Sale, net of issuance costs	5,530,922	5	—	—	18,333	—	18,338

Knightscope Security Force acquisition	1,724,418	2	—	—	7,275	—	7,277

Share conversion to Class A Common Stock	46,329	—	(46,329)	—	—	—	—

Net loss	—	—	—	—	—	(24,410)	(24,410)

Balance as of June 30, 2026	19,495,747	$19	290,095	$—	$280,993	$(251,417)	$29,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(24,410)	$(13,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,013	1,295
Loss on disposal of Autonomous Security Robots	125	36
(Gain)/Loss on disposal of property and equipment	30	(17)
Stock compensation expense	624	807
Change in fair value of contingent consideration and acquisition-related liabilities	1,003	—
Warrants issued in exchange for consulting services	—	43
Change in allowance for credit losses	190	16
Accrued interest	211	210
Amortization of debt discount	39	39
Changes in operating assets and liabilities:
Accounts receivable	(726)	(776)
Inventory	(366)	55
Prepaid expenses and other assets	(295)	(413)
Accounts payable	(178)	(350)
Accrued expenses and other current liabilities	(1,258)	303
Deferred revenue	(79)	(62)
Lease liabilities and other noncurrent liabilities	(22)	175
Net cash used in operating activities	(23,099)	(11,865)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,323)	(1,005)
Knightscope Security Force acquisition, net of cash acquired	(5,497)	—
Purchases of property and equipment	(396)	(181)
Net cash used in investing activities	(7,216)	(1,186)

Cash Flows From Financing Activities
Proceeds from equity sale, net of issuance costs	18,338	10,274
Proceeds for the issuance of common stock and pre-funded warrants sold for cash, net of issuance costs	—	1,436
Repayments of debt obligations	(429)	(1,674)
Net cash provided by financing activities	17,909	10,036
Net change in cash and cash equivalents	(12,406)	(3,015)
Cash and cash equivalents at beginning of the period	20,566	11,226
Cash and cash equivalents at end of the period	$8,160	$8,211
Supplemental Disclosure of Cash Flow Information
Capital expenditures in accounts payable and other accrued expenses	$116	$22
Operating lease liabilities arising from obtaining right-of-use-assets	$481	$2,901
Contingent consideration and acquisition-related liabilities for Knightscope Security Force acquisition	$5,191	$—
Financing of insurance premiums	$361	$591

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: The Company and Summary of Significant Accounting Policies

Description of Business

Knightscope, Inc. (the "Company," "we," "us" or "our"), a Delaware corporation, is a security technology and managed services company focused on delivering an Autonomous Security Force ("ASF") platform that combines autonomous machines, software, real-time monitoring, and licensed security personnel to support the protection of people, property, and places.

The Company provides its ASF platform as a single, integrated managed services offering, combining Autonomous Security Robots ("ASRs"), comprising of stationary and autonomous, mobile platforms; Emergency Communication Devices ("ECDs"); and licensed security personnel, including armed and unarmed security agents and executive protection services, added through the Company's acquisition of Event Risk, LLC on February 27, 2026 and operating under the Knightscope Security Force brand.

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $8.2 million as of June 30, 2026, compared to $20.6 million as of December 31, 2025. The Company has historically incurred losses and negative cash flows from operations. As of June 30, 2026, the Company also had an accumulated deficit of approximately $251.4 million and stockholders’ equity of approximately $29.6 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Subsequent to March 31, 2026 and in connection with the integration of Security Force operations into the Company's broader Autonomous Security Force strategy, management, including the Company’s Chief Executive Officer who is its chief operating decision maker (“CODM,”) reassessed the Company's operating and reportable segments. As the Company has continued to combine its autonomous machines, orchestration software, and licensed armed and unarmed security agents into a single, integrated managed services offering, the CODM began reviewing consolidated operating results, including consolidated revenue and profitability measures, as one operating unit rather than two operating segments, which were previously identified as Core Technology Development and Operations and Acquired Security Force. Accordingly, effective for the quarter ended June 30, 2026, the Company determined that it operates as a single reportable segment, consistent with how the CODM allocates resources to, and assesses the performance of, the combined platform.

This change in reportable segments did not result from a divestiture, discontinuation, or other change in the underlying business, but rather reflects the evolution of the Company's internal reporting structure as KSF operations became increasingly integrated with the Company's core technology offerings, as contemplated at the time of the KSF Acquisition. The change did not affect the Company's previously reported consolidated financial results. The Company operates as a single reportable segment for the three months ended June 30, 2026 and thereafter. Prior period segment information has been recast to conform to the current presentation, where applicable.

All of the Company’s long-lived assets are located in the United States, and all of the Company’s revenue is derived from customers located in the United States.

Reclassifications

Certain reclassifications have been made to the fiscal year 2025 condensed financial statements to conform to the fiscal year 2026 presentation. The Company combined sales, general and administrative expenses on the Condensed Consolidated Statements of Operations. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity or net loss.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three and six months ended June 30, 2026 and 2025.

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

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface Knightscope Security Operations Center (“KSOC”), the sale of ECDs, the performance of the full-service maintenance (“FSM”) contracts with certain clients and services contracted for human guarding-related services. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.4 million and $0.2 million allowance for credit losses on its accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

The following table represents the Company’s customers that accounted for more than 10% of total revenue, net for the periods:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Customer A	22%	*	18%	*
Customer B	17%	*	14%	*
Customer C	15%	*	12%	*
Customer D	11%	*	*	*
Customer E	*	13%	*	17%

*	Less than 10%

The following table represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	June 30,	December 31,
	2026	2025
Customer C	17%	*
Customer F	18%	28%
Customer G	*	11%

*	Less than 10%

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

	June 30,	December 31,
	2026	2025
Raw materials	$2,528	$2,051
Work in process	49	131
Finished goods	107	137
	$2,684	$2,319

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently ranges from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales, general and administrative expense, and cost of revenue on the Company’s Condensed Consolidated Statements of Operations. Depreciation expense on finished ASRs was $0.5 million for the three months ended June 30, 2026 and 2025. Depreciation expense on finished ASRs was $0.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

ASRs, net, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$2,926	$2,546
ASRs in progress	173	247
Finished ASRs	9,863	9,074
	12,962	11,867
Less: accumulated depreciation on Finished ASRs	(4,942)	(4,160)
ASRs, net	$8,020	$7,707

The components of the Finished ASRs, net are as follows (in thousands):

	June 30,	December 31,
	2026	2025
ASRs on lease or available for lease	$8,602	$8,025
Demonstration ASRs	321	235
Research and development ASRs	541	439
Charge boxes	399	375
	9,863	9,074
Less: accumulated depreciation	(4,942)	(4,160)
Finished ASRs, net	$4,921	$4,914

Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.9 million related to the Case Emergency Systems (“CASE”) acquisition completed in 2022. On February 27, 2026, the Company recorded goodwill of $7.7 million related to the KSF Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the six months ended June 30, 2026 and 2025.

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands, except years):

		June 30, 2026
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(734)	$256
Customer relationships	6.7 - 8	16,450	(1,215)	15,235
Non-compete	5	570	(39)	531
Total		$18,010	$(1,988)	$16,022

		December 31, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(635)	$355
Customer relationships	8	950	(381)	569
Total		$1,940	$(1,016)	$924

Intangible assets amortization expense totaled $0.7 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Intangible assets amortization was recorded in sales, general and administrative and cost of revenue - service on the Company’s Condensed Consolidated Statements of Operations.

Intangible assets amortization expense totaled $1.0 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Intangible assets amortization was recorded in sales, general and administrative and cost of revenue - service on the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2026, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining six months)	$1,377
2027	2,714
2028	2,557
2029	2,558
2030	2,534
2031 and thereafter	4,282
Total	$16,022

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Customer deposits	$3,022	$146
Payroll and payroll taxes	2,260	457
Contingent consideration - short term	920	—
Acquisition-related liabilities - short term	804	—
Sales tax	368	42
Warranty liability	282	354
Legal, consulting and financial services	212	268
Accrued interest	211	—
Credit cards	154	176
Other	384	379
	$8,617	$1,822

Warranty Liability

The liability for estimated warranty claims is accrued at the time of sale, and the expense is recorded in the Condensed Consolidated Statements of Operations in cost of revenue - product. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Change in the warranty liability for the six months ended June 30, 2026 consisted of the following (in thousands):

	June 30,
	2026	2025
Balance January 1,	$354	$364
Provision for warranties issued	134	123
Warranty services provided	(206)	(125)
	$282	$362

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025 consist of the following:

	June 30,	June 30,
	2026	2025
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	186,411
Stock options	3,285,642	314,951
Total potentially dilutive shares	3,472,053	501,362

As all potentially dilutive securities are anti-dilutive as of June 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for each period.

Accounting Pronouncements Adopted in 2026

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The Company adopted this standard on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. It is effective on a prospective basis for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. Management does not believe the implementation of this standard will have a material impact on the Company’s consolidated financial statements but will require additional disclosures when adopted.

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

NOTE 2: Business Combination

Acquisition of Event Risk LLC (d.b.a. Knightscope Security Force)

On the Closing Date, the Company closed the KSF Acquisition. Since the Closing Date, and as of the quarter ended June 30, 2026, the KSF operations have become increasingly integrated with the Company’s core technology offerings.

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

The assets and liabilities of the KSF Acquisition, both tangible and intangible, were recorded at their estimated fair values as of the Closing Date. Acquisition-related costs, including legal, accounting, valuation, and other professional fees, were expensed as incurred and totaled $1.0 million in the six months ended June 30, 2026. These costs are included in sales, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.

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

The KSF Acquisition includes the potential for future payment of consideration to the Seller upon achieving revenue or gross margin milestones. The deferred cash payments, earn-out payments, and revenue share payments, together with the final working capital adjustment and non-compete agreement above, are collectively reported as contingent consideration and acquisition-related liabilities on the Company’s Condensed Consolidated Balance Sheets. These liabilities represent the estimated fair value of future amounts payable to the Seller and is determined using unobservable inputs (Level 3). The fair values of the contingent consideration and acquisition-related liabilities are estimated using Monte Carlo simulations, discounted cash flows, management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis with changes in the fair value recorded in the Condensed Consolidated Statement of Operations. Key assumptions include the discount rate and expected volatility rate, which were 10.0%  and 12%, respectively, as of the Closing Date, and probability-weighted projections of revenue, net and gross margin. The ultimate payment amounts will be determined based on the actual results achieved by KSF.

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

From the Closing Date, KSF contributed revenues of $9.2 million, gross margin of $2.0 million and net income of $0.2 million, which are included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2026.

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

The pro forma results include certain transaction accounting adjustments related to purchase accounting, primarily of acquisition-related intangible asset of $0.6 million and $1.2 million for the three months and six months ended June 30, 2025, respectively, and other adjustments related to interest expense on acquisition debt and state income tax expenses for both periods. The unaudited pro forma information which combines the historical results of Knightscope and KSF for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Total revenue, net	$9,024	$6,219	$18,986	$13,397
Net loss	$(14,090)	$(6,981)	$(24,095)	$(14,540)

NOTE 3: Revenue and Deferred Revenue

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Deferred revenue, beginning of period	$1,286	$1,883
Revenue recognized in the six months ended related to amounts included in deferred revenue at the beginning of the period	(823)	(1,416)
Deferred revenue, KSF Acquisition	655	—
Revenue deferred, net of revenue recognized on contracts in the respective period	744	1,354
Deferred revenue, end of period	$1,862	$1,821

The Company expects the balance of deferred revenue to be recognized in the next 12 months.

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based on subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Customer Deposits

Customer deposits consist of advance payments received from customers for ECD sales, which are required based on credit evaluation, and deposits received for Security Force service contracts for which services have not yet been performed. The customer deposits are recorded as current liabilities and reclassed as a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria. As a result of the KSF Acquisition, the Company added $4.7 million of customer deposits for one client; the balance for this client is $3.0 million as of June 30, 2026.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Three Months Ended June 30,
	2026			2025
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$(14)	$933	$919	$12	$1,134	$1,146
ECDs	972	303	1,275	1,358	245	1,603
Security Force	-	6,830	6,830	-	-	-
Total	$958	$8,066	$9,024	$1,370	$1,379	$2,749

	Six Months Ended June 30,
	2026			2025
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$13	$1,866	$1,879	$20	$2,308	$2,328
ECDs	3,410	570	3,980	2,863	475	3,338
Security Force	-	9,181	9,181	-	-	-
Total	$3,423	$11,617	$15,040	$2,883	$2,783	$5,666

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the contingent consideration and acquisition-related liabilities resulting from the KSF Acquisition.  The inputs used in estimating the fair value of these liabilities at the Closing Date are described in Note 2 – Business Combination. As of June 30, 2026, key assumptions include the discount rate and expected volatility rate, which were 10.0%  and 12%, respectively, and probability-weighted projections of revenue, net and gross margin.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2026 and December 31, 2025, and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets
Cash equivalents:
Money market funds	$7,185	$7,185	$—	$—
Liabilities
Contingent consideration liabilities	$3,536	$—	$—	$3,536
Acquisition-related liabilities	2,658	—	—	2,658

	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash equivalents:
Money market funds	$20,481	$20,481	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis during the periods presented, and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 contingent consideration and acquisition-related liabilities during the six-month period ended June 30, 2026, which were measured at fair value on a recurring basis (in thousands):

	Contingent	Acquisition-Related
	Consideration	Liabilities
Balance as of January 1, 2026	$—	$—
KSF acquisition	2,728	2,463
Change in fair value	808	985
Revaluation of acquisition-related liabilities	—	(790)
Balance as of June 30, 2026	$3,536	$2,658

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

On August 1, 2024 (the “Issuance Date”), the Company and the Holder entered into an Agreement and Waiver (the “Waiver”), pursuant to which, on the Issuance Date, the Company issued to the Holder a Senior Secured Promissory Note due on July 1, 2025, in an aggregate amount equal to $3.0 million (the “Principal”) in exchange for the cancellation of the Holder’s 2022 Warrants (the “August 2024 Note”). The Company agreed to pay the Principal in two separate installments: the first installment in an amount equal to $2.5 million was payable in 11 equal consecutive monthly installments beginning on September 1, 2024, and the second installment in an amount equal to $0.5 million was payable on the earlier of (x) October 15, 2024, and (y) upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (other than pursuant to a customary at the-market offering program and equity line of credits). Upon the occurrence of a Change of Control (as defined in the August 2024 Note), the Holder could, at its option, exercisable at any time commencing on the public announcement of such Change of Control until the 30th day after the consummation thereof, require the Company to repay the August 2024 Note in full. The August 2024 Note did not bear interest; provided, however, upon the occurrence and during the continuance of an Event of Default (as defined in the August 2024 Note), the outstanding principal amount of the Principal would, automatically upon the occurrence and during the continuance of such Event of Default, bear interest at a rate equal to ten percent of the amount payable per annum until such date that the Event of Default was cured or the August 2024 Note was paid in full.

Additionally, pursuant to the Waiver, the Holder agreed that the Company’s obligations under the 2022 Notes, the 2022 Purchase Agreement, the 2022 Registration Rights Agreement, the 2022 Warrants, and the other Transaction Documents (as defined in the 2022 Purchase Agreement) were satisfied in full and such documents were terminated, except that the Company shall continue to comply with and perform Section 4.10 of the 2022 Purchase Agreement and Section 6 of the 2022 Registration Rights Agreement, in each case which provide for indemnification, and which in each case survive and shall remain in full force and effect.

The Waiver and August 2024 Note contained various representations and warranties, affirmative and negative covenants, financial covenants, events of default and other provisions and obligations.

In connection with the entry into the Waiver and the August 2024 Note, on the Issuance Date, the Company and the Holder entered into a security agreement, pursuant to which the Company granted to the Holder a security interest in substantially all current and future properties, assets, and rights of the Company.

The August 2024 Note was paid in full on June 30, 2025.

Insurance Notes

On February 4, 2025, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39% per year. On October 24, 2025, the Company financed additional business insurance premiums of $0.5 million to be repaid in eleven installments of $46 thousand with a borrowing rate of 6.65% per year.  On January 27, 2026, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $34 thousand with a borrowing rate of 6.65% per year. As of June 30, 2026, the outstanding balance on the financing for the insurance premiums was $0.3 million.

The amortized carrying amount of the Company’s debt obligations consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Bonds, net of unamortized issuance costs of $199 and $238, respectively	$4,054	$4,015
Insurance Notes	337	405
Total debt	4,391	4,420
Less: current portion of debt obligations	(337)	(405)
Non-current portion of debt obligations	$4,054	$4,015

NOTE 6: Capital Stock and Warrants

On August 16, 2024, the Company held an annual meeting of stockholders at which the Company’s stockholders approved, among other items, amendments to the Certificate of Incorporation, to authorize 40,000,000 shares of “blank check” preferred stock, issuable in one or more series, and implement ancillary and conforming changes in connection with the authorization of “blank check” preferred stock and to remove provisions related to the Company’s former Super Voting Preferred Stock and Ordinary Preferred Stock, which are no longer outstanding. The term “blank check” preferred stock refers to preferred stock, the creation and issuance of which is authorized in advance by a company’s stockholders and the terms, rights and features of which are determined by the board of directors of a company without seeking further actions or vote of the stockholders.

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

A summary of the Company’s outstanding warrants as of June 30, 2026 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding preferred stock, warrants and stock options as follows:

June 30,
2026
Stock options to purchase common stock	3,285,642
Warrants outstanding for future issuance of common stock	186,411
Stock options available for future issuance	4,949,400
Total shares of Class A Common Stock reserved	8,421,453

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

On April 4, 2025, the Company filed a new shelf registration statement on Form S-3, pursuant to which the Company may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, the Company filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. As of August 7, 2026, we have approximately $5.6 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the six months ended June 30, 2026, the Company issued 5,530,922 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $18.3 million, after brokerage and placement fees of approximately $0.5 million.

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

On December 1, 2025, the Board of Directors approved the 2025 Inducement Plan (the “Inducement Plan”) pursuant to which 5,000,000 shares of Class A Common Stock became issuable under the Inducement Plan. The Inducement Plan is generally subject to the same terms and conditions as the 2022 Plan and provides for the grant of awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq listing rules. As of June 30, 2026, the Company has issued 329,526 option awards under the Inducement Plan.

Stock option activity under all of the Company’s equity incentive plans for the six months ended June 30, 2026 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2025	7,275,841	332,676	$36.10	7.45	$6
2022 Plan increase	626,525	—	—
Granted	(3,048,398)	3,048,398	2.71
Forfeited	95,432	(95,432)	7.40
Available and outstanding as of June 30, 2026	4,949,400	3,285,642	$5.95	9.63	$—
Vested and exercisable as of June 30, 2026		255,093	$42.75	6.49	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $2.11 as of June 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2026 was $1.48 per share. There were no options exercised during the six-month periods ended June 30, 2026 or 2025. The fair value of stock options that vested during the six months ended June 30, 2026, and 2025 was $1.0 million and $1.3 million, respectively.

The determination of the fair value of options granted during the three and six months ended June 30, 2026 and 2025 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.24%	4.03%	4.20%	4.11%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	52.28%	51.71%	52.28%	52.37%
Expected term (in years)	6.1	6.1	6.1	6.1

A summary of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$37	$40	$53	$86
Research and development	86	115	175	263
Sales, general and administrative	176	230	396	458
Total	$299	$385	$624	$807

As of June 30, 2026, the Company had unamortized stock-based compensation expense of $4.5 million that will be recognized over the weighted average remaining vesting term of options of 3.8 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 8: Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Sunnyvale, California through June 30, 2030.

As of June 30, 2026 and December 31, 2025, the components of the Company’s leases and lease costs were as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating leases
Operating lease ROU assets	$2,915	$2,745

Operating lease liabilities, current portion	$790	$555
Operating lease liabilities, non-current portion	2,769	2,805
Total operating lease liabilities	$3,559	$3,360

Operating lease costs	$774	$1,523

Operating lease costs were approximately $0.4 million and $0.5 million for the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $0.8 million and $0.7 million for six-month periods ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, future minimum operating lease payments were as follows (in thousands):

Years ending December 31,	Amount
2026 (remaining six months)	$609
2027	1,238
2028	1,186
2029	1,060
2030	496
Total future minimum lease payments	4,589
Less – Interest	(1,030)
Present value of lease liabilities	$3,559

As of June 30, 2026, the weighted average remaining lease term is 3.8 years and the weighted average discount rate is 14.1%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of June 30, 2026 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

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

NOTE 9: Segment Information

In connection with the integration of Security Force operations into the Company’s broader Autonomous Security Force strategy, management, including the CODM, reassessed the Company’s operating and reportable segments. As the Company has continued to combine its autonomous machines, orchestration software, and licensed armed and unarmed security agents into a single, integrated managed services offering, the CODM began reviewing consolidated operating results, including consolidated revenue and profitability measures, as one operating unit. Accordingly, effective for the quarter ended June 30, 2026, the Company determined that it operates as a single operating and reportable segment. The accounting policies of the Company’s single segment are the same as those described in Note 1.

The Company operates as a single segment consisting of its integrated Autonomous Security Force managed services platform, which includes the Company’s historical ASR, ECD, KSOC and RTX operations together with the acquired human guarding and executive protection operations associated with the KSF Acquisition.

The CODM evaluates performance and allocates resources based on consolidated operating results, including consolidated revenue, profitability measures, total assets and liquidity considerations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. The measure of significant segment expenses is reported on the Condensed Consolidated Statements of Operations.

NOTE 10: Subsequent Events

At-the-market offering program

From July 1, 2026 through August 7, 2026 the Company issued 3,832,515 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $6.1 million, after brokerage and placement fees of approximately $0.2 million.

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

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. This discussion may contain forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, and assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as updated by our other filings with the SEC, and the section titled “Cautionary Note on Forward-Looking Statements” included elsewhere herein.

Overview

Knightscope, Inc. is a managed service provider building the nation's first Autonomous Security Force ("ASF") - a unified force that integrates autonomous machines, advanced software, and licensed security agents under a single managed service accountable for the security of the people, property, and places the Company protects.

The Company delivers the ASF as a single, integrated managed services offering, combining Autonomous Security Robots ("ASRs"), comprising stationary and autonomous, mobile platforms; Emergency Communication Devices ("ECDs"); and licensed security personnel, including armed and unarmed security agents and executive protection services, added through the Company's acquisition of Event Risk, LLC on February 27, 2026 and operating as Knightscope Security Force ("KSF" or "Security Force"). These components are supported by real-time monitoring services delivered through the Company's cloud-based Knightscope Security Operations Center ("KSOC") for ASRs, Knightscope Emergency Management System ("KEMS") for ECDs, and Risk & Threat Exposure ("RTX") remote monitoring team.

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

The Company provides a managed services model that combines autonomous systems, software, monitoring capabilities, and licensed security personnel into a more unified customer offering.

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

Though our revenues for the three months ended June 30, 2026 were $9.0 million, an increase of $6.3 million or 228% from the comparable period in the prior year, we have incurred net losses since inception. Our net loss was $14.1 million and $6.3 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $251.4 million. Cash and cash equivalents on hand were $8.2 million as of June 30, 2026, compared to $20.6 million as of December 31, 2025.  These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data and such data as a percentage of total revenue.

	Three Months Ended June 30,
(in thousands, except percentages)	2026	% of Revenue	2025	% of Revenue
Revenue, net
Service	$8,638	96%	$2,079	76%
Product	386	4%	670	24%
Total revenue, net	9,024	100%	2,749	100%
Cost of revenue
Service	7,750	86%	2,844	103%
Product	610	7%	823	30%
Total cost of revenue	8,360	93%	3,667	133%
Gross margin (loss)	664	7%	(918)	(33)%
Operating expenses:
Research and development	6,041	67%	2,099	76%
Sales, general and administrative	7,716	86%	3,251	118%
Total operating expenses	13,757	152%	5,350	195%
Loss from operations	(13,093)	(145)%	(6,268)	(228)%
Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(1,003)	(11)%	—	—%
Interest expense, net	(69)	(1)%	(73)	(3)%
Other income, net	75	1%	12	—%
Total other income (expense), net	(997)	(11)%	(61)	(2)%
Net loss before income tax expense	(14,090)	(156)%	(6,329)	(230)%
Income tax expense	—	—%	—	—%
Net loss	$(14,090)	(156)%	$(6,329)	(230)%

Revenue, net

Total revenue, net for the three months ended June 30, 2026 increased by 228%, or $6.3 million, to $9.0 million compared to $2.7 million for the same period in the prior year. The increase was driven by a $6.6 million increase in service revenue, partially offset by a $0.3 million decrease in product revenue.

Service revenue increased by 315%, to $8.6 million for the three months ended June 30, 2026, from $2.1 million in the prior year period. The increase was primarily driven by $6.8 million of service revenue recognized following the KSF Acquisition. This increase was partially offset by lower ASR subscription revenue and a reduction in maintenance and service contracts associated with ECD deployments.

Product revenue decreased by $0.3 million, or 42%, to $0.4 million for the three months ended June 30, 2026, from $0.7 million in the prior year period.

Cost of revenue

Total cost of revenue was $8.4 million for the three months ended June 30, 2026, an increase of $4.7 million compared to the same period in the prior year. This increase was the result of $4.9 million in higher cost of revenue, service partially offset by lower cost of revenue, product of $0.2 million. The increase in cost of revenue, service was driven by higher payroll related costs of $4.5 million primarily a result of the addition of security guard workforce due to the acquisition of KSF.

Gross Margin (Loss)

Gross margin was $0.7 million, or 7% of revenue, for the three months ended June 30, 2026, compared to a gross loss of $0.9 million, or (33%) of revenue, for the same period in the prior year. The improvement in gross margin was primarily driven by the contribution of service revenues following the KSF Acquisition.

Research and Development

	Three Months Ended
	June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$6,041	$2,099	$3,942	188%
Percentage of total revenue	67%	76%

Research and development expenses increased by approximately $3.9 million, or approximately 188%, for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales, General and Administrative

	Three Months Ended
	June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales, general and administrative	$7,716	$3,251	$4,465	137%
Percentage of total revenue	86%	118%

Sales, general and administrative expenses increased by approximately $4.5 million, or approximately 137%, for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily due to $1.6 million higher payroll-related costs largely attributed to the KSF Acquisition and incentive compensation, $0.7 million in higher professional services fees and legal expenses, $0.6 million higher investor relations fees, $0.6 million higher intangible asset amortization costs due to the KSF Acquisition, $0.2 million higher software subscription expense, $0.1 million higher rent and facilities expenses, and  $0.1 million higher credit loss expense.

Other Income (Expense), Net

	Three Months Ended
	June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Change in fair value of contingent consideration and acquisition-related liabilities	$(1,003)	$—	(1,003)	100%
Interest expense, net	(69)	(73)	4	(5)%
Other income (expense), net	75	12	63	525%
Total other income (expense), net	$(997)	$(61)	$(936)	1,534%

Total other expense, net increased by approximately $0.9 million for the three months ended June 30, 2026 as compared to the same period in the prior year primarily related to a $1.0 million revaluation of the contingent consideration and acquisition-related liabilities associated with the KSF Acquisition.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data and such data as a percentage of total revenue.

	Six Months Ended June 30,
(in thousands, except percentages)	2026	% of Revenue	2025	% of Revenue
Revenue, net
Service	$12,810	85%	$4,187	74%
Product	2,230	15%	1,479	26%
Total revenue, net	15,040	100%	5,666	100%
Cost of revenue
Service	11,992	80%	5,600	99%
Product	1,919	13%	1,652	29%
Total cost of revenue	13,911	92%	7,252	128%
Gross margin (loss)	1,129	8%	(1,586)	(28)%
Operating expenses:
Research and development	10,722	71%	4,224	75%
Sales, general and administrative	13,828	92%	7,286	129%
Total operating expenses	24,550	163%	11,510	203%
Loss from operations	(23,421)	(156)%	(13,096)	(231)%
Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(1,003)	(7)%	—	—%
Interest expense, net	(84)	(1)%	(154)	(3)%
Other income, net	98	1%	24	—%
Total other income (expense), net	(989)	(7)%	(130)	(2)%
Net loss before income tax expense	(24,410)	(162)%	(13,226)	(233)%
Income tax expense	—	—%	—	—%
Net loss	$(24,410)	(162)%	$(13,226)	(233)%

Revenue, net

Total revenue, net for the six months ended June 30, 2026 increased by 165%, or $9.4 million, to $15.0 million compared to $5.7 million for the same period in the prior year. The increase was driven by an $8.6 million increase in service revenue and a $0.8 million increase in product revenue.

Service revenue increased by $8.6 million, or 206%, to $12.8 million for the six months ended June 30, 2026, from $4.2 million in the prior year period. The increase was primarily driven by $9.2 million of security revenue recognized following the KSF Acquisition. This increase was partially offset by lower ASR subscription revenue and a reduction in maintenance and service contracts associated with ECD deployments.

Product revenue increased by $0.8 million, or 51%, to $2.2 million for the six months ended June 30, 2026, from $1.5 million in the prior year period. The increase was primarily attributable to the fulfillment of previously delayed ECD orders that had been impacted by supply chain constraints in the second half of 2025, including extended lead times for certain electronic components and reliance on limited-source suppliers.

Cost of revenue

Total cost of revenue was $13.9 million for the six months ended June 30, 2026, an increase of $6.7 million compared to the same period in the prior year. The increase was driven by higher service costs of $6.4 million and higher product costs of $0.3 million.

Service cost of revenue increased by $6.4 million compared to the same period in 2025, primarily due to $2.4 million of contract labor and $4.5 million of payroll related costs associated with the KSF Acquisition. This increase was partially offset by $0.3 million lower third-party service expenses.

Product cost of revenue increased by $0.3 million to $1.9 million for the six months ended June 30, 2026, compared to the prior year period. The increase was primarily attributable to higher material costs to support the increased production volume associated with the fulfillment of previously delayed ECD orders.

Gross Margin (Loss)

Gross margin was $1.1 million, or 8% of revenue, for the six months ended June 30, 2026, compared to a gross loss of $1.6 million, or (28%) of revenue, for the same period in the prior year. The improvement in gross margin was primarily driven by the contribution of service revenues after the KSF Acquisition.

Research and Development

	Six Months Ended
	June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$10,722	$4,224	$6,498	154%
Percentage of total revenue	71%	75%

Research and development expenses increased by approximately $6.5 million, or approximately 154% for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase is primarily due to third-party engineering services as the Company continues to invest in the development of new products.

Sales, General and Administrative

	Six Months Ended
	June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales, general and administrative	$13,828	$7,286	$6,542	90%
Percentage of total revenue	92%	129%

Sales, general and administrative expense for the six months ended June 30, 2026 was $13.8 million, an increase of $6.5 million from the six months ended June 30, 2025. The increase was primarily driven by $1.8 million in payroll related costs largely attributed to the KSF Acquisition and incentive compensation, $1.0 million in higher investor relations and advertising expenses, $1.2 million in higher professional services fees primarily related to the KSF Acquisition and subsequent integration costs, $0.8 million in higher intangible assets amortization expense as a result of the KSF Acquisition, $0.2 million in credit loss expense, $0.3 million in higher software costs, $0.2 million in higher corporate insurance costs and $0.4 million in higher rent and facilities-related costs associated with our new larger headquarters.

Other Income (Expense), Net

	Six Months Ended
	June 30
(in thousands, except percentages)	2026	2025	$ Change	% Change
Change in fair value of contingent consideration and acquisition-related liabilities	$(1,003)	$—	(1,003)	100%
Interest expense, net	(84)	(154)	70	(45)%
Other income, net	98	24	74	308%
Total other income (expense), net	$(989)	$(130)	$(859)	661%

Total other expense, net increased by approximately $0.9 million, or 661%, for the six months ended June 30, 2026 as compared to the same period in the prior year primarily related to a $1.0 million revaluation of the contingent consideration and acquisition-related liabilities associated with the KSF Acquisition.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $8.2 million of cash and cash equivalents. As of June 30, 2026, the Company also had an accumulated deficit of $251.4 million, working capital of $2.4 million, and stockholders’ equity of $29.6 million. For the six months ended June 30, 2026, the Company had a net loss of $24.4 million and cash used in operating activities of $23.1 million. These factors raise substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

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

On April 4, 2025, we filed a new shelf registration statement on Form S-3, pursuant to which we may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A
Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, we filed a new prospectus supplement for additional sales under the ATM Facility of up to $50.0 million of shares of Class A Common Stock. As of August 7, 2026, we have approximately $5.6 million remaining to be sold pursuant to the filed prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the six months ended June 30, 2026, the Company issued 5,530,922 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $18.3 million, after brokerage and placement fees of approximately $0.5 million.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(23,099)	$(11,865)
Net cash used in investing activities	(7,216)	(1,186)
Net cash provided by financing activities	17,909	10,036
Net change in cash and cash equivalents	$(12,406)	$(3,015)

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

Net cash used in operating activities was approximately $23.1 million for the six months ended June 30, 2026. Net cash used in operating activities resulted from a net loss of approximately $24.4 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the six months ended June 30, 2026 increased by approximately $11.2 million as compared to the same period of the prior year. This was primarily a result of an increase in the net loss of approximately $11.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was approximately $7.2 million and $1.2 million, respectively. Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase. As discussed in Note 2, the Company paid $6.1 million (that was netted against $0.6 million of cash acquired) for the KSF Acquisition on February 27, 2026.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $17.9 million for the six months ended June 30, 2026, an increase of approximately $7.9 million as compared to the same period of the prior year. Our financing activities for the six months ended June 30, 2026 consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright of approximately $18.3 million, partially offset by repayments of debt obligations of $0.4 million. In the prior year period, our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright of approximately $10.3 million, net proceeds from the issuance of common stock under a direct registration offering of approximately $1.4 million, partially offset by repayments of debt obligations of $1.7 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the KSF Acquisition and subsequent integration, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently integrating the KSF operations, control processes and information systems into our systems and control environment during the one-year assessment period.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2†	Knightscope, Inc. 2022 Equity Incentive Plan Stock Option Award Notice

10.3†	Knightscope, Inc. 2022 Equity Incentive Plan Stock Option Award Notice Non-Qualified Option

10.4†	Knightscope, Inc. Form of Amended and Restated Employment Agreement

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

Date: August 12, 2026

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)