Form 10-Q
period 2026-09-30
Knightscope, Inc.
filed 2026-11-12
CIK 1600983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 31,615,178 shares of the registrant’s Class A Common Stock outstanding and 290,095 shares of the registrant’s Class B Common Stock outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	The success of our products, which will require significant capital resources and years of development efforts;

●	Our deployments and market acceptance of our products;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

●	Our limited operating history by which performance can be gauged;

●	Our ability to continue as a going concern;

●	The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions could adversely affect our growth and our business, financial condition, and results of operations;
●	Our ability to comply with all applicable listing requirements or standards of The Nasdaq Capital Market;

●	Our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which our Autonomous Security Robots (“ASRs”) and Emergency Communication Devices (“ECDs”) operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;

●	Our ability to raise capital; and

●	Our ability to manage our research, development, expansion, growth, and operating expenses.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including:

●	We have not yet generated any profits or significant revenues, and we anticipate that we will incur continued losses for the foreseeable future as we execute our business strategy to generate significant revenues and profitability, which may not occur;

●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern, and we may not be able to continue to operate the business if we are not successful in securing additional funding;

●	Investment in new products and services may not achieve expected returns and could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition;
●	We are subject to potential fluctuations in operating results due to our sales cycle;

●	We are subject to the loss of contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new contracts from other customers;

●	Our ability to acquire companies;
●	Our future operating results are difficult to predict and may be affected by a number of factors, many of which are outside of our control;

●	Our financial results will fluctuate in the future, which makes them difficult to predict;

●	Changes in global economic conditions-including, but not limited to, changes in inflation, interest rates, tariffs, and other trade restrictions-could reduce customer spending and impact the financial stability of our clients and business partners. These effects may, in turn, negatively influence our financial health, operational performance, and available cash resources;

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations;

●	We cannot assure you that we will effectively manage our growth;

●	Our costs may grow more quickly than our revenues, harming our business and profitability; and

●	Any debt arrangements that we enter into may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities. A breach of any of the restrictive covenants under such debt arrangements may cause us to be in default under our debt arrangements, and our lenders could foreclose on our assets.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHTSCOPE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,841	$20,566
Accounts receivable, net of allowance for credit losses of $496 and $212 as of September 30, 2026 and December 31, 2025, respectively	3,552	2,142
Inventory	2,831	2,319
Prepaid expenses and other current assets	1,037	1,344
Total current assets	14,261	26,371
Autonomous Security Robots, net	7,658	7,707
Property, equipment and software, net	2,065	1,064
Operating lease right-of-use-assets	2,755	2,745
Goodwill	9,598	1,922
Intangible assets, net	15,333	924
Other assets	540	525
Total assets	$52,210	$41,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,506	$2,538
Accrued expenses and other current liabilities	7,026	1,822
Deferred revenue	1,675	1,286
Operating lease liabilities, current	819	555
Debt obligations, current	101	405
Total current liabilities	12,127	6,606

Noncurrent liabilities:
Debt obligations, net of debt issuance costs of $179 and $238 as of September 30, 2026 and December 31, 2025, respectively	4,069	4,015
Operating lease liabilities, noncurrent	2,554	2,805
Contingent consideration and other noncurrent liabilities	4,982	66
Total liabilities	23,732	13,492

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 228,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 26,657,008 and 12,194,078 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	27	12
Class B Common Stock, $0.001 par value, 30,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 290,095 and 336,424 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	291,652	254,761
Accumulated deficit	(263,201)	(227,007)
Total stockholders’ equity	28,478	27,766
Total liabilities and stockholders’ equity	$52,210	$41,258

(1)	The condensed balance sheet as of December 31, 2025 was derived from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net
Service	$8,550	$1,906	$21,360	$6,093
Product	128	1,225	2,358	2,704
Total revenue, net	8,678	3,131	23,718	8,797
Cost of revenue
Service	7,826	3,505	19,818	9,105
Product	409	1,196	2,328	2,848
Total cost of revenue	8,235	4,701	22,146	11,953
Gross margin (loss)	443	(1,570)	1,572	(3,156)

Operating expenses:
Research and development	3,568	3,773	14,290	7,997
Sales, general and administrative	8,432	4,165	22,260	11,451
Total operating expenses	12,000	7,938	36,550	19,448

Loss from operations	(11,557)	(9,508)	(34,978)	(22,604)

Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(171)	—	(1,174)	—
Interest income (expense), net	(81)	59	(165)	(95)
Other income (expense), net	25	(90)	123	(66)
Total other income (expense), net	(227)	(31)	(1,216)	(161)

Net loss before income tax expense	(11,784)	(9,539)	(36,194)	(22,765)
Income tax expense	—	—	—	—
Net loss	$(11,784)	$(9,539)	$(36,194)	$(22,765)
Basic and diluted net loss per common share	$(0.50)	$(0.98)	$(1.97)	$(3.08)
Weighted average shares used to compute basic and diluted net loss per share	23,554,079	9,761,298	18,397,799	7,402,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of June 30, 2025	7,096,350	$7	336,759	$—	$221,526	$(206,418)	$15,115

Stock-based compensation	—	—	—	—	376	—	376

Proceeds from Equity Sale, net of issuance costs	2,967,130	3	—	—	20,942	—	20,945

Share conversion to Class A Common Stock	335	—	(335)	—	—	—	—

Net loss	—	—	—	—	—	(9,539)	(9,539)

Balance as of September 30, 2025	10,063,815	$10	336,424	$—	$242,844	$(215,957)	$26,897

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2024	4,065,347	$4	336,759	$—	$208,969	$(193,192)	$15,781

Stock-based compensation	—	—	—	—	1,183	—	1,183

Proceeds from Equity Sale, net of issuance costs	4,746,850	4	—	—	31,215	—	31,219

Proceeds from Direct Registration Offering	625,000	1	—	—	1,435	—	1,436

Issuance of vendor warrants for consulting services	—	—	—	—	43	—	43

Pre-funded warrants exercised	626,283	1	—	—	(1)	—	—

Share conversion to Class A Common Stock	335	—	(335)	—	—	—	—

Net loss	—	—	—	—	—	(22,765)	(22,765)

Balance as of September 30, 2025	10,063,815	$10	336,424	$—	$242,844	$(215,957)	$26,897

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of June 30, 2026	19,495,747	$19	290,095	$—	$280,993	$(251,417)	$29,595

Stock-based compensation	—	—	—	—	362	—	362

Proceeds from Equity Sale, net of issuance costs	7,161,261	8	—	—	10,297	—	10,305

Net loss	—	—	—	—	—	(11,784)	(11,784)

Balance as of September 30, 2026	26,657,008	$27	290,095	$—	$291,652	$(263,201)	$28,478

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2025	12,194,078	$12	336,424	$—	$254,761	$(227,007)	$27,766

Stock-based compensation	—	—	—	—	986	—	986

Proceeds from Equity Sale, net of issuance costs	12,692,183	13	—	—	28,630	—	28,643

Knightscope Security Force acquisition	1,724,418	2	—	—	7,275	—	7,277

Share conversion to Class A Common Stock	46,329	—	(46,329)	—	—	—	—

Net loss	—	—	—	—	—	(36,194)	(36,194)

Balance as of September 30, 2026	26,657,008	$27	290,095	$—	$291,652	$(263,201)	$28,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHTSCOPE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(36,194)	$(22,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,297	1,937
Loss on disposal of Autonomous Security Robots	345	761
(Gain)/Loss on disposal of property and equipment	30	(10)
Stock compensation expense	986	1,183
Change in fair value of contingent consideration and acquisition-related liabilities	1,174	—
Warrants issued in exchange for consulting services	—	43
Change in allowance for credit losses	284	(44)
Accrued interest	318	315
Amortization of debt discount	59	58
Changes in operating assets and liabilities:
Accounts receivable	93	(689)
Inventory	(512)	(21)
Prepaid expenses and other assets	771	(707)
Accounts payable	(1,101)	(210)
Accrued expenses and other current liabilities	(2,628)	494
Deferred revenue	(266)	(467)
Lease liabilities and other noncurrent liabilities	(50)	387
Net cash used in operating activities	(33,394)	(19,735)

Cash Flows From Investing Activities
Purchases and related costs incurred for Autonomous Security Robots	(1,648)	(1,480)
Knightscope Security Force acquisition, net of cash acquired	(5,497)	—
Purchases of property and equipment	(1,159)	(412)
Net cash used in investing activities	(8,304)	(1,892)

Cash Flows From Financing Activities
Proceeds from equity sale, net of issuance costs	28,643	31,219
Proceeds for the issuance of common stock and pre-funded warrants sold for cash, net of issuance costs	—	1,436
Repayments of debt obligations	(670)	(1,865)
Net cash provided by financing activities	27,973	30,790
Net change in cash and cash equivalents	(13,725)	9,163
Cash and cash equivalents at beginning of the period	20,566	11,226
Cash and cash equivalents at end of the period	$6,841	$20,389
Supplemental Disclosure of Cash Flow Information
Issuance of Class A Common Stock for Knightscope Security Force acquisition	$7,277	$—
Capital expenditures in accounts payable and other accrued expenses	$127	$82
Operating lease liabilities arising from obtaining right-of-use-assets	$481	$3,049
Contingent consideration and acquisition-related liabilities for Knightscope Security Force acquisition	$5,191	$—
Financing of insurance premiums	$361	$591

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

The Company provides its ASF platform as a single, integrated managed services offering, combining Autonomous Security Robots ("ASRs"), comprising of stationary and autonomous, mobile platforms; Emergency Communication Devices ("ECDs"); and licensed security personnel, including armed and unarmed security agents and executive protection services, added through the Company's acquisition of Event Risk LLC on February 27, 2026 and operating under the Knightscope Security Force brand.

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Cash and cash equivalents on hand were $6.8 million as of September 30, 2026, compared to $20.6 million as of December 31, 2025. The Company has historically incurred losses and negative cash flows from operations. As of September 30, 2026, the Company also had an accumulated deficit of approximately $263.2 million and stockholders’ equity of approximately $28.5 million. The Company is dependent on additional fundraising in order to sustain its ongoing operations. Based on current operating levels, the Company will need to raise additional funds in the next twelve months by selling additional equity or incurring debt. New financings may not be available to the Company on commercially acceptable terms, or at all. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts have been eliminated.

Segments

On February 27, 2026 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Event Risk LLC, an Indiana limited liability company (“Event Risk”) and a provider of security guarding, executive protection, investigations, and risk mitigation services operating throughout the United States, and Eric Rose (together with Event Risk, the “Seller”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Event Risk (the “Acquired Interests”) for total purchase consideration of approximately $18.0 million (the “KSF Acquisition”).  Event Risk operates as a wholly-owned subsidiary of the Company doing business as Knightscope Security Force (“KSF” or “Security Force”).

Subsequent to March 31, 2026 and in connection with the integration of Security Force operations into the Company's broader Autonomous Security Force strategy, management, including the Company’s Chief Executive Officer who is its chief operating decision maker (“CODM”), reassessed the Company's operating and reportable segments. As the Company has continued to combine its autonomous machines, orchestration software, and licensed armed and unarmed security agents into a single, integrated managed services offering, the CODM began reviewing consolidated operating results, including consolidated revenue and profitability measures, as one operating unit rather than two operating segments, which were previously identified as Core Technology Development and Operations and Acquired Security Force. Accordingly, the Company operates as a single reportable segment, consistent with how the CODM allocates resources to, and assesses the performance of, the combined platform.

This change in reportable segments did not result from a divestiture, discontinuation, or other change in the underlying business, but rather reflects the evolution of the Company's internal reporting structure as KSF operations became increasingly integrated with the Company's core technology offerings, as contemplated at the time of the KSF Acquisition. The change did not affect the Company's previously reported consolidated financial results. The Company operates as a single reportable segment, and any prior period segment information has been recast to conform to the current presentation, where applicable.

All of the Company’s long-lived assets are located in the United States, and all of the Company’s revenue is derived from customers located in the United States.

Reclassifications

Certain reclassifications have been made to the fiscal year 2025 condensed financial statements to conform to the fiscal year 2026 presentation. The Company combined sales, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company also separately listed the change in allowance for credit losses on the Condensed Consolidated Statements of Cash Flows. The reclassifications had no impact on total assets, total liabilities, stockholders’ equity or net loss.

Comprehensive Loss

Net loss was equal to comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

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

Accounts receivable was derived from the leasing of proprietary ASRs along with access to browser-based interface KSOC, the sale of ECDs, the performance of the full-service maintenance (“FSM”) contracts with certain clients and services contracted for human guarding-related services. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company recorded a $0.5 million and $0.2 million allowance for credit losses on its accounts receivable as of September 30, 2026 and December 31, 2025, respectively.

The following table represents the Company’s customers that accounted for more than 10% of total revenue, net for the periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Customer A	21%	*	19%	*
Customer B	19%	*	15%	*
Customer C	18%	*	15%	*
Customer D	*	24%	*	20%

*	Less than 10%

The following table represents the Company’s customers that accounted for more than 10% of total accounts receivable, net as of:

	September 30,	December 31,
	2026	2025
Customer B	25%	*
Customer E	26%	28%
Customer F	*	11%

*	Less than 10%

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

	September 30,	December 31,
	2026	2025
Raw materials	$2,659	$2,051
Work in process	37	131
Finished goods	135	137
	$2,831	$2,319

Autonomous Security Robots, net

ASRs consist of materials, ASRs in progress and finished ASRs. ASRs in progress and finished ASRs include materials, labor and other direct and indirect costs used in their production. Finished ASRs are valued using a discrete bill of materials, which includes an allocation of labor and direct overhead based on assembly hours. Depreciation expense on ASRs is recorded using the straight-line method over their estimated expected lives, which currently range from 3 to 5 years. Depreciation expense of finished ASRs is included in research and development expense, sales, general and administrative expense, and cost of revenue on the Company’s Condensed Consolidated Statements of Operations. Depreciation expense on finished ASRs was $0.5 million for the three months ended September 30, 2026 and 2025. Depreciation expense on finished ASRs was $1.4 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

ASRs, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$2,456	$2,546
ASRs in progress	332	247
Finished ASRs	10,128	9,074
	12,916	11,867
Less: accumulated depreciation on Finished ASRs	(5,258)	(4,160)
ASRs, net	$7,658	$7,707

The components of the Finished ASRs, net are as follows (in thousands):

	September 30,	December 31,
	2026	2025
ASRs on lease or available for lease	$9,253	$8,025
Demonstration ASRs	188	235
Research and development ASRs	272	439
Charge boxes	415	375
	10,128	9,074
Less: accumulated depreciation	(5,258)	(4,160)
Finished ASRs, net	$4,870	$4,914

Goodwill and Intangible Assets, net

The Company recorded goodwill of $1.9 million related to the Case Emergency Systems (“CASE”) acquisition completed in 2022. On February 27, 2026, the Company recorded goodwill of $7.7 million related to the KSF Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. There was no impairment of goodwill during the nine months ended September 30, 2026 and 2025.

The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands, except years):

		September 30, 2026
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(784)	$206
Customer relationships	6.7 - 8	16,450	(1,826)	14,624
Non-compete	5	570	(67)	503
Total		$18,010	$(2,677)	$15,333

		December 31, 2025
	Amortization	Gross
	Period	carrying	Accumulated	Carrying
Intangible assets with determinable lives	(years)	amount	amortization	amount, net
Developed technology	5	$990	$(635)	$355
Customer relationships	8	950	(381)	569
Total		$1,940	$(1,016)	$924

Intangible assets amortization expense totaled $0.7 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Intangible assets amortization was recorded in sales, general and administrative and cost of revenue - service on the Company’s Condensed Consolidated Statements of Operations.

Intangible assets amortization expense totaled $1.7 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Intangible assets amortization was recorded in sales, general and administrative and cost of revenue - service on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2026, future intangible assets amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining three months)	$688
2027	2,714
2028	2,557
2029	2,558
2030	2,534
2031 and thereafter	4,282
Total	$15,333

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Payroll and payroll taxes	$2,206	$457
Customer deposits	1,760	146
Acquisition-related liabilities - short term	1,396	—
Credit cards	333	176
Accrued interest	318	—
Sales tax	255	42
Warranty liability	215	354
Legal, consulting and financial services	64	268
Other	479	379
	$7,026	$1,822

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

Change in the warranty liability for the nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance January 1,	$354	$364
Provision for warranties issued	142	224
Warranty services provided	(281)	(202)
Balance September 30,	$215	$386

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders (net adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Potentially dilutive securities that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 consist of the following:

	September 30,	September 30,
	2026	2025
Warrants to purchase common stock (convertible to Class A Common Stock)	186,411	186,411
Stock options	4,626,534	319,493
Total potentially dilutive shares	4,812,945	505,904

As all potentially dilutive securities are anti-dilutive as of September 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for each period.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to update guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The new requirements may be applied on a prospective, retrospective, or modified transition approach. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Management has reviewed other recently issued accounting pronouncements issued or proposed by the FASB and does not believe any of these accounting pronouncements has had or will have a material impact on the condensed consolidated financial statements.

NOTE 2: Business Combination

Acquisition of Event Risk LLC (d.b.a. Knightscope Security Force)

On the Closing Date, the Company closed the KSF Acquisition. Since the Closing Date, and as of the quarter ended September 30, 2026, the KSF operations have become increasingly integrated with the Company’s core technology offerings.

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

The assets and liabilities of the KSF Acquisition, both tangible and intangible, were recorded at their estimated fair values as of the Closing Date. Acquisition-related costs, including legal, accounting, valuation, and other professional fees, were expensed as incurred and totaled $1.0 million in the nine months ended September 30, 2026. These costs are included in sales, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations.

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

The KSF Acquisition includes the potential for future payment of consideration to the Seller upon achieving revenue or gross margin milestones. The deferred cash payments, earn-out payments, and revenue share payments, together with the final working capital adjustment above, are collectively reported as contingent consideration and acquisition-related liabilities on the Company’s Condensed Consolidated Balance Sheets. These liabilities represent the estimated fair value of future amounts payable to the Seller and are determined using unobservable inputs (Level 3). The fair values of the contingent consideration and acquisition-related liabilities are estimated using Monte Carlo simulations, discounted cash flows, management’s estimates and entity-specific assumptions, and are evaluated on an ongoing basis with changes in the fair value recorded in the Condensed Consolidated Statements of Operations. Key assumptions include the discount rate and expected volatility rate, which were 10.0% and 12.0%, respectively, as of the Closing Date, and probability-weighted projections of revenue, net and gross margin. The ultimate payment amounts will be determined based on the actual results achieved by KSF.

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

The following is a summary of the identifiable intangible asset acquired and the related expected life for the finite-lived intangible asset (in thousands, except years):

	Useful
	Life	Fair
Intangible assets with determinable lives	(years)	Value
Customer relationships	6.7	$15,500

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

From the Closing Date, KSF contributed revenues of $15.8 million, gross margin of $3.2 million and net loss of $0.1 million, which are included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

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

Supplemental Unaudited Pro Forma Information

Following are the supplemental consolidated financial results of Knightscope and KSF on an unaudited pro forma basis, as if the acquisition had been consummated, and the Company’s accounting policies had been applied, as of the beginning of the fiscal year 2025 (i.e. January 1, 2025). The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results of the combined company.

The pro forma results include certain transaction accounting adjustments related to purchase accounting, primarily of acquisition-related intangible asset amortization of $0.6 million and $1.8 million for the three months and nine months ended September 30, 2025, respectively, and other adjustments related to interest expense on acquisition debt and state income tax expenses for both periods. The unaudited pro forma information which combines the historical results of Knightscope and KSF for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Total revenue, net	$8,678	$6,421	$27,664	$19,818
Net loss	$(11,784)	$(10,258)	$(35,879)	$(24,798)

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

Deferred revenue includes billings in excess of revenue recognized. Revenue recognized at a point in time generally does not result in significant increases in deferred revenue. Revenue recognized over a period generally results in a majority of the increases in deferred revenue as the performance obligations are fulfilled after the billing event. Deferred revenue was as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Deferred revenue, beginning of period	$1,286	$1,883
Revenue recognized in the nine months ended related to amounts included in deferred revenue at the beginning of the period	(933)	(1,674)
Deferred revenue, KSF Acquisition	655	—
Revenue deferred, net of revenue recognized on contracts in the respective period	667	1,207
Deferred revenue, end of period	$1,675	$1,416

The Company expects the balance of deferred revenue to be recognized in the next 12 months.

Deferred revenue represents amounts invoiced to customers for contracts for which revenue has yet to be recognized based on subscription services to be delivered to the Company’s clients. Typically, the timing of invoicing is based on the terms of the contract.

Customer Deposits

Customer deposits consist of advance payments received from customers for ECD sales, which are required based on credit evaluation, and deposits received for Security Force service contracts for which services have not yet been performed. The customer deposits are recorded as current liabilities and reclassified as a contra accounts receivable account at the time that the final invoice for the sale is generated following the completion of the revenue recognition criteria. As a result of the KSF Acquisition, the Company added $4.7 million of customer deposits for one client; the balance for this client is $1.7 million as of September 30, 2026.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the timing of the transfers of goods and services by product line.

The following table summarizes revenue by product line and timing of recognition (in thousands):

	Three Months Ended September 30,
	2026			2025
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$2	$832	$834	$6	$1,044	$1,050
ECDs	997	247	1,244	1,848	233	2,081
Security Force	-	6,600	6,600	-	-	-
Total	$999	$7,679	$8,678	$1,854	$1,277	$3,131

	Nine Months Ended September 30,
	2026			2025
	Point in time	Over time	Total	Point in time	Over time	Total
ASRs	$15	$2,698	$2,713	$26	$3,352	$3,378
ECDs	4,407	817	5,224	4,711	708	5,419
Security Force	-	15,781	15,781	-	-	-
Total	$4,422	$19,296	$23,718	$4,737	$4,060	$8,797

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the contingent consideration and acquisition-related liabilities resulting from the KSF Acquisition.  The inputs used in estimating the fair value of these liabilities at the Closing Date are described in Note 2 – Business Combination. As of September 30, 2026, key assumptions include the discount rate (ranged from 6.2% to 10%) and expected volatility rate (15%), and probability-weighted projections of revenue, net and gross margin.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2026 and December 31, 2025, and the classification by level of input within the fair value hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets
Cash equivalents:
Money market funds	$6,172	$6,172	$—	$—
Liabilities
Contingent consideration liabilities	$3,646	$—	$—	$3,646
Acquisition-related liabilities	2,719	—	—	2,719

	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash equivalents:
Money market funds	$20,481	$20,481	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis during the periods presented, and the valuation techniques used did not change compared to the Company’s established practice.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 contingent consideration and acquisition-related liabilities during the nine-month period ended September 30, 2026, which were measured at fair value on a recurring basis (in thousands):

	Contingent	Acquisition-Related
	Consideration	Liabilities
Balance as of January 1, 2026	$—	$—
KSF acquisition	2,728	2,463
Change in fair value	918	1,046
Revaluation of acquisition-related liabilities	—	(790)
Balance as of September 30, 2026	$3,646	$2,719

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

The August 2024 Note was paid in full on June 30, 2025.

Insurance Notes

On February 4, 2025, the Company financed $0.3 million in business insurance premiums to be repaid in eleven installments of $24 thousand with a borrowing rate of 7.39% per year. On October 24, 2025, the Company financed additional business insurance premiums of $0.5 million to be repaid in eleven installments of $46 thousand with a borrowing rate of 6.65% per year.  On January 27, 2026, the Company financed additional business insurance premiums of $0.4 million to be repaid in eleven installments of $34 thousand with a borrowing rate of 6.65% per year. As of September 30, 2026, the outstanding balance on the financing for the insurance premiums was $0.1 million.

The amortized carrying amount of the Company’s debt obligations consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Bonds, net of unamortized issuance costs of $179 and $238, respectively	$4,069	$4,015
Insurance Notes	101	405
Total debt	4,170	4,420
Less: current portion of debt obligations	(101)	(405)
Noncurrent portion of debt obligations	$4,069	$4,015

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

A summary of the Company’s outstanding warrants as of September 30, 2026 is as follows:

Class of shares	Number of Warrants	Exercise Price	Expiration Date
Class A Common Stock (previously Series m-3 Preferred Stock)	28,656	$200.00	December 31, 2027
Class A Common Stock (previously Series S Preferred Stock)	121,455	$93.87	December 31, 2027
Class A Common Stock (Underwriter Warrants)	36,300	$18.29	November 21, 2029

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance relate to outstanding warrants and stock options as follows:

September 30,
2026
Stock options to purchase common stock	4,626,534
Warrants outstanding for future issuance of common stock	186,411
Stock options available for future issuance	13,608,508
Total shares of Class A Common Stock reserved	18,421,453

At-the-Market Offering Program

On February 1, 2023, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell from time-to-time shares of Class A Common Stock through or to Wainwright acting as sales agent or principal (the “ATM Facility”). The Company initially filed a prospectus supplement on February 9, 2023, for sales under the ATM Facility up to $20.0 million, which was further supplemented on April 8, 2024, June 7, 2024, October 11, 2024 and November 14, 2024.

On April 4, 2025, the Company filed a new shelf registration statement on Form S-3, pursuant to which the Company may, from time to time in one or more offerings, offer and sell up to $100.0 million in the aggregate of Class A Common Stock, preferred stock, debt securities, warrants and/or units, in any combination. The new shelf registration statement was declared effective on April 11, 2025. On July 18, 2025, the Company filed a new prospectus supplement for additional sales under the ATM Facility up to $50.0 million of shares of Class A Common Stock. On September 21, 2026, the Company filed a new prospectus supplement for additional sales under the ATM Facility of up to $35.0 million of Class A Common Stock.  As of November 9, 2026, we have approximately $31.3 million remaining to be sold pursuant to the new prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the nine months ended September 30, 2026, the Company issued 12,692,183 shares of Class A Common Stock under the ATM offering program for net proceeds of approximately $28.6 million, after brokerage and placement fees of approximately $0.8 million.

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

On June 23, 2022, following approval by the Board of Directors, the Company’s stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) allowing for the issuance of up to 100,000 shares of Class A Common Stock through grants of options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash-based awards. In connection with the adoption of the 2022 Plan, shares previously available for issuance under the 2016 Plan became available for issuance under the 2022 Plan. The number of shares authorized under the 2022 Plan will be increased each January 1st, beginning January 1, 2023 and ending on (and including) January 1, 2032, by an amount equal to the lesser of (a) 5% of our Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (b) a number of shares determined by the plan administrator. Shares subject to awards (including under the 2016 Plan and the 2014 Plan) that lapse, expire, terminate, or are canceled prior to the issuance of the underlying shares or that are subsequently forfeited to or otherwise reacquired by us will be added back to the shares of common stock available for issuance under the 2022 Plan. At the annual meeting of the Company’s stockholders held on September 2, 2026, the Company’s stockholders approved the second amendment to the 2022 Plan which increased the Fixed Share Reserve under Section 4(a)(i) of the 2022 Plan from 2,100,000 shares of Class A Common Stock to 12,100,000 shares of Class A Common Stock.

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

On December 1, 2025, the Board of Directors approved the 2025 Inducement Plan (the “Inducement Plan”) pursuant to which 5,000,000 shares of Class A Common Stock became issuable under the Inducement Plan. The Inducement Plan is generally subject to the same terms and conditions as the 2022 Plan and provides for the grant of awards to individuals who satisfy the standards for inducement grants under the relevant Nasdaq listing rules. As of September 30, 2026, the Company has issued 1,835,926 option awards under the Inducement Plan.

Stock option activity under all of the Company’s equity incentive plans for the nine months ended September 30, 2026 is as follows:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (Years)	Value (000’s)
Available and outstanding as of December 31, 2025	7,275,841	332,676	$36.10	7.45	$6
2022 Plan increase	10,626,525	—	—
Granted	(4,582,541)	4,582,541	2.26
Forfeited	288,683	(288,683)	4.62
Available and outstanding as of September 30, 2026	13,608,508	4,626,534	$4.55	9.53	$—
Vested and exercisable as of September 30, 2026		262,548	$41.84	6.20	$—

The aggregate intrinsic value in the table above represents the total intrinsic value based on the Company’s closing stock price of $0.78 as of September 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2026 was $1.24 per share. There were no options exercised during the nine-month periods ended September 30, 2026 and 2025. The fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 was $1.1 million and $1.3 million, respectively.

The determination of the fair value of options granted during the three and nine months ended September 30, 2026 and 2025 is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.73%	3.82%	4.37%	3.86%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	52.28%	52.36%	52.28%	52.99%
Expected term (in years)	6.1	6.1	6.1	6.1

A summary of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$45	$39	$98	$125
Research and development	90	104	265	367
Sales, general and administrative	227	233	623	691
Total	$362	$376	$986	$1,183

As of September 30, 2026, the Company had unamortized stock-based compensation expense of $5.1 million that will be recognized over the weighted average remaining vesting term of options of 3.6 years. Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of the employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the contractual terms, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

NOTE 8: Commitments and Contingencies

Leases

The Company leases facilities for office space under non-cancelable operating lease agreements. The Company leases space for its corporate headquarters in Sunnyvale, California through June 30, 2030.

As of September 30, 2026 and December 31, 2025, the components of the Company’s leases were as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating leases
Operating lease ROU assets	$2,755	$2,745

Operating lease liabilities, current portion	$819	$555
Operating lease liabilities, noncurrent portion	2,554	2,805
Total operating lease liabilities	$3,373	$3,360

Operating lease costs were approximately $0.4 million for the three-month periods ended September 30, 2026 and 2025, and approximately $1.2 million and $1.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, future minimum operating lease payments were as follows (in thousands):

Years ending December 31,	Amount
2026 (remaining three months)	$305
2027	1,238
2028	1,186
2029	1,060
2030	496
Total future minimum lease payments	4,285
Less – Interest	(912)
Present value of lease liabilities	$3,373

As of September 30, 2026, the weighted average remaining lease term is 3.5 years and the weighted average discount rate is 14.1%.

Legal Matters

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business; however, no such claims have been identified as of September 30, 2026 that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company from time to time enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) arrangements with clients which generally include certain provisions for indemnifying clients against liabilities if the services infringe a third party’s intellectual property rights, (ii) the Regulation A Issuer Agreement where the Company may be required to indemnify the placement agent for any loss, damage, expense or liability incurred by the other party in any claim arising out of a material breach (or alleged breach) as a result of any potential violation of any law or regulation, or any third party claim arising out of any investment or potential investment in the offering, and (iii) agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons from certain liabilities arising out of such persons’ relationships with the Company. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Sales Tax Contingencies

The Company has historically not collected state sales tax on the sale of its MaaS product offering but has paid use tax on all purchases of raw materials. The Company’s MaaS product offering may be subject to sales tax in certain jurisdictions. If a taxing authority were to successfully assert that the Company has not properly collected sales or other transaction taxes, or if sales or other transaction tax laws or the interpretation thereof were to change, and the Company was unable to enforce the terms of its contracts with clients that give the right to reimbursement for the assessed sales taxes, tax liabilities in amounts that could be material may be incurred. For its Security Force revenues, the Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states, counties or cities upon collection from the customer. The Company continues to analyze possible sales tax exposure but does not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on its results of operations, financial position or cash flows.

NOTE 9: Segment Information

In connection with the integration of Security Force operations into the Company’s broader Autonomous Security Force strategy, management, including the CODM, reassessed the Company’s operating and reportable segments. As the Company has continued to combine its autonomous machines, orchestration software, and licensed armed and unarmed security agents into a single, integrated managed services offering, the CODM began reviewing consolidated operating results, including consolidated revenue and profitability measures, as one operating unit. Accordingly, the Company operates as a single operating and reportable segment. The accounting policies of the Company’s single segment are the same as those described in Note 1.

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

NOTE 10: Subsequent Events

At-the-market offering program

From October 1, 2026 through November 9, 2026 the Company issued 4,958,170 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $2.7 million, after brokerage and placement fees of approximately $0.1 million.

Nasdaq Notification Letter

On November 4, 2026, the Company received a written notification letter (the “Notification Letter”) from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from September 23, 2026 to November 3, 2026, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until May 3, 2027, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, we may be eligible for additional time, provided that, among other things, we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market. If it appears to Nasdaq that we will not be able to cure the deficiency, Nasdaq will provide us notice that our securities will be subject to delisting.

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

Overview

Knightscope, Inc. is a managed service provider building the nation's first Autonomous Security Force ("ASF"), a unified force that integrates autonomous machines, advanced software, and licensed security agents under a single managed service accountable for the security of the people, property, and places the Company protects.

The Company delivers the ASF as a single, integrated managed services offering, combining Autonomous Security Robots ("ASRs"), comprising stationary and autonomous, mobile platforms; Emergency Communication Devices ("ECDs"); and licensed security personnel, including armed and unarmed security agents and executive protection services, added through the Company's acquisition of Event Risk LLC on February 27, 2026 and operating as Knightscope Security Force ("KSF" or "Security Force"). These components are supported by real-time monitoring services delivered through the Company's cloud-based Knightscope Security Operations Center ("KSOC") for ASRs, Knightscope Emergency Management System ("KEMS") for ECDs, and Risk & Threat Exposure ("RTX") remote monitoring team.

The Company's solutions are designed, manufactured, and deployed in the United States and serve private, commercial and government clients. The Company generates revenue from a combination of subscription-based ASR services, ECD product sales and related recurring service contracts, and Security Force guarding and executive protection services.

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

As the Company’s technology and Security Force operations progress, management expects to continue evaluating opportunities to streamline service delivery, improve operational coordination, and expand the Company’s managed services capabilities.

Though our revenues for the three months ended September 30, 2026 were $8.7 million, an increase of $5.5 million or 177% from the comparable period in the prior year, we have incurred net losses since inception. Our net loss was $11.8 million and $9.5 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $263.2 million. Cash and cash equivalents on hand were $6.8 million as of September 30, 2026, compared to $20.6 million as of December 31, 2025.  These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data and such data as a percentage of total revenue.

	Three Months Ended September 30,
(in thousands, except percentages)	2026	% of Revenue	2025	% of Revenue
Revenue, net
Service	$8,550	99%	$1,906	61%
Product	128	1%	1,225	39%
Total revenue, net	8,678	100%	3,131	100%
Cost of revenue
Service	7,826	90%	3,505	112%
Product	409	5%	1,196	38%
Total cost of revenue	8,235	95%	4,701	150%
Gross margin (loss)	443	5%	(1,570)	(50)%
Operating expenses:
Research and development	3,568	41%	3,773	121%
Sales, general and administrative	8,432	97%	4,165	133%
Total operating expenses	12,000	138%	7,938	254%
Loss from operations	(11,557)	(133)%	(9,508)	(304)%
Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(171)	(2)%	—	—%
Interest income (expense), net	(81)	(1)%	59	2%
Other income (expense), net	25	0%	(90)	(3)%
Total other income (expense), net	(227)	(3)%	(31)	(1)%
Net loss before income tax expense	(11,784)	(136)%	(9,539)	(305)%
Income tax expense	—	—%	—	—%
Net loss	$(11,784)	(136)%	$(9,539)	(305)%

Revenue, net

Total revenue, net for the three months ended September 30, 2026 increased by 177%, or $5.5 million, to $8.7 million compared to $3.1 million for the same period in the prior year. The increase was driven by a $6.6 million increase in service revenue, partially offset by a $1.1 million decrease in product revenue.

Service revenue increased by 349%, to $8.6 million for the three months ended September 30, 2026, from $1.9 million in the prior year period. The increase was driven by $6.6 million of service revenue recognized following the KSF Acquisition.

Product revenue decreased by $1.1 million, or 90%, to $0.1 million for the three months ended September 30, 2026, from $1.2 million in the prior year period. The decrease was primarily due to lower ECD unit volume and the timing of customer orders as we refine our go-to-market approach, including the expansion of channel partner relationships.

Cost of revenue

Total cost of revenue was $8.2 million for the three months ended September 30, 2026, an increase of $3.5 million compared to the same period in the prior year. This increase was the result of $4.3 million in higher cost of revenue, service partially offset by lower cost of revenue, product of $0.8 million.

Service cost of revenue increased by $4.3 million compared to the same period in 2025, primarily due to $1.4 million of contract labor and $3.9 million of payroll costs associated with the KSF Acquisition. These increases were partially offset by $0.4 million in lower third-party service expenses and $0.1 million in lower rent and facilities expenses.

Product cost of revenue decreased by $0.8 million to $0.4 million for the three months ended September 30, 2026, compared to $1.2 million in the prior year period. The decrease was primarily due to lower material costs.

Gross Margin (Loss)

Gross margin was $0.4 million, or 5% of revenue, for the three months ended September 30, 2026, compared to a gross loss of $1.6 million, or (50%) of revenue, for the same period in the prior year. The improvement in gross margin was primarily driven by the contribution of service revenues following the KSF Acquisition.

Research and Development

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$3,568	$3,773	$(205)	5%
Percentage of total revenue	41%	121%

Research and development expenses decreased by approximately $0.2 million, or approximately 5%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The decrease is primarily due to lower third-party engineering services of $1.1 million offset by higher payroll related costs of $0.8 million as the Company continues its strategy to move research and development functions in-house.

Sales, General and Administrative

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales, general and administrative	$8,432	$4,165	$4,267	102%
Percentage of total revenue	97%	133%

Sales, general and administrative expenses increased by approximately $4.3 million, or approximately 102%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily due to $1.1 million higher payroll-related costs largely attributed to the KSF Acquisition and incentive compensation, $0.9 million in higher events and sponsorship expenses due primarily to unveiling the Autonomous Security Force at the 2026 GSX Convention in September 2026, $0.5 million higher investor relations fees, $0.6 million higher intangible asset amortization costs due to the KSF Acquisition, $0.2 million higher software subscription expense, $0.4 million higher rent and facilities expenses, and $0.1 million higher credit loss expense.

Other Income (Expense), Net

	Three Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Change in fair value of contingent consideration and acquisition-related liabilities	$(171)	$—	$(171)	100%
Interest income (expense), net	(81)	59	(140)	237%
Other income (expense), net	25	(90)	115	128%
Total other income (expense), net	$(227)	$(31)	$(196)	632%

Total other expense, net increased by approximately $0.2 million for the three months ended September 30, 2026 as compared to the same period in the prior year primarily related to the revaluation of the contingent consideration and acquisition-related liabilities associated with the KSF Acquisition.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data and such data as a percentage of total revenue.

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	% of Revenue	2025	% of Revenue
Revenue, net
Service	$21,360	90%	$6,093	69%
Product	2,358	10%	2,704	31%
Total revenue, net	23,718	100%	8,797	100%
Cost of revenue
Service	19,818	84%	9,105	104%
Product	2,328	10%	2,848	32%
Total cost of revenue	22,146	93%	11,953	136%
Gross margin (loss)	1,572	7%	(3,156)	(36)%
Operating expenses:
Research and development	14,290	60%	7,997	91%
Sales, general and administrative	22,260	94%	11,451	130%
Total operating expenses	36,550	154%	19,448	221%
Loss from operations	(34,978)	(147)%	(22,604)	(257)%
Other income (expense), net:
Change in fair value of contingent consideration and acquisition-related liabilities	(1,174)	(5)%	—	—%
Interest income (expense), net	(165)	(1)%	(95)	(1)%
Other income (expense), net	123	1%	(66)	(1)%
Total other income (expense), net	(1,216)	(5)%	(161)	(2)%
Net loss before income tax expense	(36,194)	(153)%	(22,765)	(259)%
Income tax expense	—	—%	—	—%
Net loss	$(36,194)	(153)%	$(22,765)	(259)%

Revenue, net

Total revenue, net for the nine months ended September 30, 2026 increased by 170%, or $14.9 million, to $23.7 million compared to $8.8 million for the same period in the prior year. The increase was driven by a $15.3 million increase in service revenue offset by a $0.3 million decrease in product revenue.

Service revenue increased by $15.3 million, or 251%, to $21.4 million for the nine months ended September 30, 2026, from $6.1 million in the prior year period. The increase was primarily driven by $15.8 million of security revenue recognized following the KSF Acquisition. This increase was partially offset by lower ASR subscription revenue and a reduction in maintenance and service contracts associated with ECD deployments.

Product revenue decreased by $0.3 million, or 13%, to $2.4 million for the nine months ended September 30, 2026, from $2.7 million in the prior year period. The decrease was primarily due to lower ECD unit volume and the timing of customer orders as we refine our go-to-market approach, including the expansion of channel partner relationships

Cost of revenue

Total cost of revenue was $22.1 million for the nine months ended September 30, 2026, an increase of $10.2 million compared to the same period in the prior year. The increase was driven by higher service costs of $10.7 million, partially offset by lower product costs of $0.5 million.

Service cost of revenue increased by $10.7 million compared to the same period in 2025, primarily due to $3.8 million of contract labor and $8.4 million of payroll related costs associated with the KSF Acquisition. These increases were partially offset by $0.9 million lower third-party service expenses and $0.4 million in lower rent and facilities expenses.

Product cost of revenue decreased by $0.5 million to $2.3 million for the nine months ended September 30, 2026, compared to $2.8 million in the prior year period. The decrease was primarily attributable to lower material costs as compared to prior year’s fulfillment of delayed ECD product sales.

Gross Margin (Loss)

Gross margin was $1.6 million, or 7% of revenue, for the nine months ended September 30, 2026, compared to a gross loss of $3.2 million, or (36%) of revenue, for the same period in the prior year. The improvement in gross margin was primarily driven by the contribution of service revenues after the KSF Acquisition.

Research and Development

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development	$14,290	$7,997	$6,293	79%
Percentage of total revenue	60%	91%

Research and development expenses increased by approximately $6.3 million, or approximately 79%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase is primarily due to higher third-party engineering services and materials of $4.7 million and higher payroll-related expenses of $1.7 million as the Company continues to invest in the development of new products.

Sales, General and Administrative

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales, general and administrative	$22,260	$11,451	$10,809	94%
Percentage of total revenue	94%	130%

Sales, general and administrative expense for the nine months ended September 30, 2026 was $22.3 million, an increase of $10.8 million from the nine months ended September 30, 2025. The increase was primarily driven by $2.8 million in payroll related costs largely attributed to the KSF Acquisition and incentive compensation, $1.4 million in higher investor relations and advertising expenses, $1.3 million in higher professional services fees primarily related to the KSF Acquisition and subsequent integration costs, $1.4 million in higher intangible assets amortization expense as a result of the KSF Acquisition, $0.9 million in higher events and sponsorship expenses due primarily to unveiling the Autonomous Security Force at the 2026 GSX Convention in September 2026, $0.4 million in credit loss expense, $0.6 million in higher software costs, $0.2 million in higher corporate insurance costs and $0.5 million in higher rent and facilities-related costs associated with our new larger headquarters.

Other Income (Expense), Net

	Nine Months Ended
	September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Change in fair value of contingent consideration and acquisition-related liabilities	$(1,174)	$—	$(1,174)	100%
Interest income (expense), net	(165)	(95)	(70)	74%
Other income (expense), net	123	(66)	189	286%
Total other income (expense), net	$(1,216)	$(161)	$(1,055)	655%

Total other expense, net increased by approximately $1.1 million, or 655%, for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily related to a $1.2 million revaluation of the contingent consideration and acquisition-related liabilities associated with the KSF Acquisition.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $6.8 million of cash and cash equivalents. As of September 30, 2026, the Company also had an accumulated deficit of $263.2 million, working capital of $2.1 million, and stockholders’ equity of $28.5 million. For the nine months ended September 30, 2026, the Company had a net loss of $36.2 million and cash used in operating activities of $33.4 million. These factors raise substantial doubt about our ability to continue as a going concern. The Company will require significant additional financing to meet its planned capital and operational needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its future operations. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt and/or warrants by the Company could result in the dilution of the interests of existing stockholders. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations, delay, scale back or discontinue the development of one or more of its platforms or discontinue operations completely.

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

On September 21, 2026, the Company filed a new prospectus supplement for additional sales under the ATM Facility of up to $35.0 million of Class A Common Stock. As of November 9, 2026, we have approximately $31.3 million remaining to be sold pursuant to the filed prospectus supplement and the accompanying prospectus related to the ATM Facility.

During the nine months ended September 30, 2026, the Company issued 12,692,183 shares of Class A Common Stock under the ATM Facility for net proceeds of approximately $28.6 million, after brokerage and placement fees of approximately $0.8 million.

Cash Flow

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(33,394)	$(19,735)
Net cash used in investing activities	(8,304)	(1,892)
Net cash provided by financing activities	27,973	30,790
Net change in cash and cash equivalents	$(13,725)	$9,163

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

Net cash used in operating activities was approximately $33.4 million for the nine months ended September 30, 2026. Net cash used in operating activities resulted from a net loss of approximately $36.2 million and changes in working capital and non-cash charges.

Net cash used in operating activities for the nine months ended September 30, 2026 increased by approximately $13.7 million as compared to the same period of the prior year. This was primarily a result of an increase in the net loss of approximately $13.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was approximately $8.3 million and $1.9 million, respectively. Our primary investing activities have consisted of capital expenditures and investment in ASRs. As our business grows, we expect our capital expenditures to continue to increase. As discussed in Note 2, the Company paid $6.1 million (that was netted against $0.6 million of cash acquired) for the KSF Acquisition on February 27, 2026.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $28.0 million for the nine months ended September 30, 2026, a decrease of approximately $2.8 million as compared to the same period of the prior year. Our financing activities for the nine months ended September 30, 2026 consisted primarily of net proceeds from the issuance of Class A Common Stock under our at-the-market offering program with Wainwright of approximately $28.6 million, partially offset by repayments of debt obligations of $0.7 million. In the prior year period, our financing activities consisted primarily of net proceeds resulting from our at-the-market agreement with Wainwright of approximately $31.2 million, net proceeds from the issuance of common stock under a direct registration offering of approximately $1.4 million, partially offset by repayments of debt obligations of $1.9 million.

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

On February 27, 2026, the KSF Acquisition was completed. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management's annual assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. This exclusion does not apply to management's evaluation of disclosure controls and procedures, which included KSF. Management has been integrating KSF into our existing control procedures. Integration activities relating to the KSF Acquisition may lead us to modify certain controls in future periods.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the KSF Acquisition and subsequent integration, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently integrating the KSF operations, control processes and information systems into our systems and control environment during the one-year assessment period.

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

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41248) filed on July 21, 2025).

10.1†	Amendment to Knightscope, Inc. 2022 Equity Incentive Plan

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

Date: November 12, 2026

KNIGHTSCOPE, INC.

By:	/s/ William Santana Li
Name:	William Santana Li
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Apoorv Dwivedi
Name:	Apoorv Dwivedi
Title:	Executive Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Justin Saunders
Name:	Justin Saunders
Title:	Chief Accounting Officer
(Principal Accounting Officer)